Form 10-K
period 2011-12-31
Paladin Worldwide Inc.
filed 2012-03-28
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2011


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

            215 Apolena Avenue, Newport Beach, CA 92662
        (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:    202/387-5400

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                            December 31, 2011

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      Moosewood Acquisition Corporation ("Moosewood" or the "Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Moosewood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. Moosewood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has no employees and two officers, directors and shareholders.

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

     As of December 31, 2011, Moosewood had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Moosewood had sustained net loss of $1,343 and had accumulated a deficit of $1,343.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Moosewood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Moosewood.

     Tiber Creek Corporation will pay all expenses incurred by Moosewood until a business combination is effected, without repayment. There is no written agreement between Tiber Creek Corporation and Moosewood. Tiber Creek is owned by James Cassidy and James Cassidy is also one of the two shareholders and directors of Moosewood. Through
Mr. Cassidy, there is an unwritten understanding that Tiber Creek will fund the expenses of Moosewood until the consummation of a business combination. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that Moosewood will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Tiber Creek Corporation at no cost to the Company.
Tiber Creek Corporation has agreed to continue this arrangement until the Company completes a business combination.


Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  (Removed and Reserved)

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

April 20, 2011      Tiber Creek 	    10,000,000     $1,000
		    Corporation (1)

April 20, 2011     MB Americus LLC (2)      10,000,000	   $1,000

(1) James M. Cassidy, the president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Moosewood has no operations nor does it currently engage in any business activities generating revenues. Moosewood's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2011, Moosewood had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Moosewood had sustained net loss of $1,343 and had accumulated a deficit of $1,343.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Moosewood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Moosewood.

     Tiber Creek Corporation will pay all expenses incurred by Moosewood until a business combination is effected, without repayment. There is no written agreement between Tiber Creek Corporation and Moosewood. Tiber Creek is owned by James Cassidy and James Cassidy is also one of the two shareholders and directors of Moosewood. Through
Mr. Cassidy, there is an unwritten understanding that Tiber Creek will fund the expenses of Moosewood until the consummation of a business combination. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

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

   Tiber Creek Corporation will supervise the search for target companies as potential candidates for a business combination. Tiber Creek Corporation will pay all expenses of the Company until such time as a business combination is effected, without repayment. James M. Cassidy, who is an officer and a director of the Company, is the sole officer and director and sole shareholder of Tiber Creek Corporation.

    In analyzing prospective business opportunities, Tiber Creek may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

   The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

   In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

   The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

2011 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2011, Moosewood had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Moosewood had sustained net loss of $1,343 and had accumulated a deficit of $1,343.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2011 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia the independent registered public accounting firm for Moosewood, has not issued an attestation report on the effectiveness of Moosewood's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James Cassidy         76       President, Secretary, Director
     James McKillop	   52       Vice President, Director

Management of Moosewood

     Moosewood has no full time employees. James Cassidy and James McKillop are the officers and directors of Moosewood and its indirect beneficial shareholders. Mr. Cassidy, as president of Moosewood, and Mr. McKillop as vice president, will allocate a limited portion of time to the activities of Moosewood without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of Moosewood.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

    James Cassidy, Esq., LL.B., LL.M., serves as a director, president and secretary of Moosewood. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in
1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court. Moosewood believes Mr. Cassidy to have the business experience necessary to serve as a director of Moosewood as it seeks to enter into a business combination. As a lawyer involved in business transactions and securities matters, Mr. Cassidy has had ample experience in evaluating companies and management, understanding business plans, assisting in capital raising and determining corporate structure and objectives.

    James McKillop serves as a director and vice president of Moosewood. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles. With his background in financial and securities matters, Moosewood believes Mr. McKillop to have experience and knowledge that will serve Moosewood in seeking, evaluating and determining a suitable target company.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Recent Blank Check Companies

     James Cassidy, the president and a director of Moosewood and James McKillop, vice president and a director of Moosewood, are involved with other existing blank check companies, and in creating additional similar companies. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

     The information summarizes the blank check companies with which Mr. Cassidy and/or Mr. McKillop is or has been involved in the past five years which filed a registration statement on Form 10 or Form 10-SB. In most instances that a business combination is transacted with one of these companies, it is required to file a Current Report on Form 8-K describing the transaction. Reference is made to the Current Report on Form 8-K filed for any company listed below and for additional detailed information concerning the business combination entered into by that company.

     James M. Cassidy, the president and a director of Moosewood and James McKillop, vice president and a director of Moosewood, are involved with other existing blank check companies, and in creating additional similar companies. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

     The information summarizes the blank check companies with which Mr. Cassidy and/or Mr. McKillop is or has been involved in the past five years which filed a registration statement on Form 10 or Form 10-SB. In most instances that a business combination is transacted with one of these companies, it is required to file a Current Report on Form 8-K describing the transaction. Reference is made to the Current Report on Form 8-K filed for any company listed below and for additional detailed information concerning the business combination entered into by that company.

     Cabinet Acquisition Corporation: Form 10-SB filed on 8/28/2000, file number 0-31398. Mr. Cassidy was the sole indirect beneficial shareholder, officer and director of the corporation. On October 8, 2009, the corporation effected a change in control with the redemption of stock and the issuance of additional stock and the election of new directors and appointment of new officers. Mr. Cassidy retained 500,000 shares and resigned from all offices and as a director.

     Canistel Acquisition Corporation. Form 10 filed on May 23, 2008, file number 000-53255. Mr. Cassidy was the sole officer and director and Mr. McKillop was an employee of the corporation. Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial shareholder. On December 7, 2010, the corporation filed a form 8-K noticing the change of control effected on December 3, 2010 with redemption of 250,000 shares from each of the then two shareholders, the issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each retained 250,000 shares. Mr. Cassidy resigned from all offices and as a director and Mr. McKillop resigned as an employee.

     Console Acquisition Corporation: Form 10 filed on May 23, 2008, file number 000-53257. Mr. Cassidy was the sole officer and director and Mr. McKillop was an employee of the corporation. Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial shareholder. On December 22, 2009, the corporation filed a form 8-K noticing the change of control effected on December 21, 2009 with the issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each retained 250,000 shares. Mr. Cassidy resigned from all offices and as a director and Mr. McKillop resigned as an employee.

     Hightower Acquisition Corporation:  Form 10 filed on May 23,
2008, file number 000-53258. Mr. Cassidy was the sole officer and director and Mr. McKillop was an employee of the corporation. Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial shareholder. On May 12, 2010, the corporation filed a form 8-K noticing the change of control effected on December 3, 2010 with redemption of 375,000 shares from each of the then two shareholders, the issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each retained 125,000 shares. Mr. Cassidy resigned from all offices and as a director and Mr. McKillop resigned as an employee.

     Spinnet Acquisition Corporation: Form 10 filed on May 23, 2008, file number 000-53256 Mr. Cassidy was the sole officer and director and Mr. McKillop was an employee of the corporation. Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial shareholder. On October 5, 2009 the corporation filed a form 8-K noticing the change of control effected on September 30, 2010 with redemption of 250,000 shares from each of the then two shareholders, the issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each retained 250,000 shares. Mr. Cassidy resigned from all offices and as a director and Mr. McKillop resigned as an employee.

     Greenmark Acquisition Corporation: Form 10 filed on May 23, 2008, file number 000-53259. Mr. Cassidy is the sole officer and director and Mr. McKillop is an employee of the corporation. Mr. Cassidy and Mr. McKillop are the only shareholders and each is the indirect beneficial shareholder of 500,000 shares.

     Alderwood Acquisition Corporation:  Form 10 filed on October 7,
2010, file number 000-54148. Mr. Cassidy and Mr. McKillop were both directors of the corporation and served as president and vice president, respectively, Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares. On July 20, 2011 the corporation filed a Form 8-K noticing the change of control effected July 15, 2011 with the redemption of 19,800,000 shares of the 20,000,000 shares of outstanding stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each beneficially retained 100,000 shares of stock. Messrs. Cassidy and McKillop each resigned from all offices and as directors. The name of the corporation has been changed to SGreenTech Group Ltd. and subsequently changed to Pixtel Group Ltd.

     Oakwood Acquisition Corporation:  Form 10 filed on October 7,
2010, file number 000-54147. Mr. Cassidy and Mr. McKillop were both directors of the corporation and served as president and vice president, respectively, Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares. On December 12, 2011 the corporation filed a Form 8-K noticing the change of control effected November 30, 2011 with the redemption of 19,500,000 shares of the 20,000,000 shares of outstanding stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each beneficially retained 250,000 shares of stock. Messrs. Cassidy and McKillop each resigned from all offices and as directors. The name of the corporation has been changed to Bristol Rhace Natural Resource Corporation

     Pinewood Acquisition Corporation:  Form 10 filed on October 7,
2010, file number 000-54146. Mr. Cassidy and Mr. McKillop were both directors of the corporation and served as president and vice president, respectively, Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares. On June 1, 2011, Pinewood Acquisition Corporation filed a Form 8-K noticing the change of control effected May 25, 2011 with the redemption of an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding common stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each beneficially retained 250,000 shares of stock. Messrs. Cassidy and McKillop each resigned from all offices and as directors. The name of the corporation has been changed to De Yang International Group Ltd. and subsequently changed to Fun World Media, Inc.

     Sherwood Acquisition Corporation:  Form 10 filed on October 7,
2010, file number 000-54145. Mr. Cassidy and Mr. McKillop were both directors of the corporation and served as president and vice president, respectively, Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares. On July 22, 2011, Sherwood Acquisition Corporation filed a Form 8-K noticing the change of control effected July 20, 2011 with the redemption of an aggregate of 19,800,000 shares of the then 20,000,000 shares of of outstanding common stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers.
Mr. Cassidy and Mr. McKillop each beneficially retained 100,000 shares of stock. Messrs. Cassidy and McKillop each resigned from all offices and as directors.

     Beachwood Acquisition Corporation:  Form 10 filed on June 2,
2011, file number 000-54423. Mr. Cassidy and Mr. McKillop were both directors of the corporation and served as president and vice president, respectively, Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares. On August 31, 2011 Beachwood Acquisition Corporation filed a Form 8-K noticing the change of control effected August 31, 2011 with the redemption of an aggregate of 18,500,000 shares of the then outstanding 20,000,000 shares of common stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr.
Cassidy and Mr. McKillop each beneficially retained 750,000 shares of stock.  Messrs. Cassidy and McKillop each resigned from all offices
and as directors.   The name of the corporation was changed to
BioPharma Manufacturing Solutions Inc.

     Boxwood Acquisition Corporation:  Form 10 filed on June 2,
2011, file number 000-54424. Mr. Cassidy and Mr. McKillop were both directors of the corporation and served as president and vice president, respectively, Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares. On November 1, 2011 Boxwood Acquisition Corporation filed a Form 8-K noticing the change of control effected October 28, 2011 with the redemption of an aggregate of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr.
Cassidy and Mr. McKillop each beneficially retained 250,000 shares of stock.  Messrs. Cassidy and McKillop each resigned from all ofices
and as directors.   The name of the corporation was changed to
GreenPower International Group, Ltd.

     Cottonwood Acquisition Corporation:  Form 10 filed on June 2,
2011, file number 000-54425. Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares.
On November 2, 2011 Cottonwood Acquisition Corporation filed a Form 8-K noticing the change of control effected October 30, 2011 with the redemption of an aggregate of 19,700,000 shares of the then outstanding 20,000,000 shares of common stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr.
Cassidy and Mr. McKillop each beneficially retained 150,000 shares of stock. Messrs. Cassidy and McKillop each resigned from all ofices and as directors. The name of the corporation was changed to Creative Entertainment Holdings, Inc.

     Driftwood Acquisition Corporation:  Form 10 filed on June 2,
2011, file number 000-54426. Mr. Cassidy and Mr. McKillop were the only shareholders and each was indirect beneficial owner of 10,000,000 shares at the time covered by this report. Subsequent to this period covered by this report, Driftwood Acquisition Corporation filed a Form 8-K noticing the change of control effected February 1, 2012 with the redemption of an aggregate of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock, issuance of additional shares of common stock, the election of new directors and appointment of new officers. Mr. Cassidy and Mr. McKillop each beneficially retained 250,000 shares of stock. Messrs. Cassidy and McKillop each resigned from all ofices and as directors. The name of the corporation was changed to Pivotal Group, Inc.

     Amberwood Acquisition Corporation: Form 10 filed on November 8, 2011, file number 000-54541. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

     Bluewood Acquisition Corporation: Form 10 filed on November 8, 2011, file number 000-54542. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

     Rosewood Acquisition Corporation: Form 10 filed on November 8, 2011, file number 000-54544. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

     Silverwood Acquisition Corporation: Form 10 filed on November 8, 2011, file number 000-54545. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

     Yellowwood Acquisition Corporation: Form 10 filed on November 8, 2011, file number 000-54546. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

Additional companies with which Messrs. Cassidy and McKillop are involved created subsequent to the period covered by this report:

      Bentwood Acquisition Corporation: Form 10 filed on January 27, 2012, file number 000-54590. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

      Hardwood Acquisition Corporation: Form 10 filed on January 27, 2012, file number 000-54591. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

      Lightwood Acquisition Corporation: Form 10 filed on January 27, 2012, file number 000-54592. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

      Roundwood Acquisition Corporation: Form 10 filed on January 27, 2012, file number 000-54593. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

      Timberwood Acquisition Corporation: Form 10 filed on January 27, 2012, file number 000-54594. Mr. Cassidy and Mr. McKillop are both directors of the corporation and serve as president and vice president, respectively, Mr. Cassidy and Mr. McKillop are the only shareholders and each is indirect beneficial owner of 10,000,000 shares.

Conflicts of Interest

    The officers and directors of Moosewood have organized and expect to organize other companies of a similar nature and with a similar purpose. Consequently, there are potential inherent conflicts of interest. In addition, insofar as either Mr. Cassidy or Mr. McKillop may be engaged in other business activities, they may devote only a portion of time to the affairs of Moosewood.

     A conflict may arise with these listed blank check companies which also seek target companies. It is anticipated that target companies will be located for Moosewood and other blank check companies in chronological order of the date of filing of the Form 10 registration statement of such blank check companies with the Securities and Exchange Commission or, in the case of blank check companies with the same filing date, alphabetically.

     Other blank check companies may differ from Moosewood in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company other than Moosewood. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company.

     Mr. Cassidy and/or Mr. McKillop may become associated with additional blank check companies prior to the time that Moosewood has effected a business combination.

     Mr. Cassidy is the principal of Cassidy & Associates, a securities law firm. As such, demands may be placed on the time of Mr. Cassidy which will detract from the amount of time he is able to devote to Moosewood. Mr. Cassidy intends to devote as much time to the activities of Moosewood as required. However, should such a conflict arise, there is no assurance that Mr. Cassidy would not attend to other matters prior to those of Moosewood.

     Mr. Cassidy is the president, sole director and shareholder of Tiber Creek Corporation, which is a shareholder of Moosewood. At the time of a business combination, some or all of the shares of common stock owned by Tiber Creek Corporation may be retired by Moosewood. The amount of common stock which may be sold or continued to be owned by Tiber Creek Corporation cannot be determined at this time.

     Mr. McKillop is the manager and sole member of MB Americus
LLC which is a shareholder of Moosewood. At the time of a business combination, some or all of the shares of common stock owned by MB Americus LLC may be purchased or retired by Moosewood. The amount of common stock which may be sold or continued to be owned by MB Americus cannot be determined at this time.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Tiber Creek Corporation will pay all expenses incurred by Moosewood until a business combination is effected, without repayment. There is no written agreement between Tiber Creek Corporation and Moosewood. Tiber Creek is owned by James Cassidy and James Cassidy is also one of the two shareholders and directors of Moosewood. Through Mr. Cassidy, there is an unwritten understanding that Tiber Creek will fund the expenses of Moosewood until the consummation of a business combination. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who is the sole shareholder and serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. Finally the sole officer and director of the Company is an attorney at law and subject to the ethical code established by the bars in which he is also a member. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

	Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


Item 11.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2011, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy (1)                 10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662

James K. McKillop (2)                10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)

     (1) As the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the shares of common stock of Moosewood owned by it.

     (2) As the sole principal of MB Americus LLC, a California business entity, Mr. McKillop is deemed to be the beneficial owner of the shares of Moosewood owned by it.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   Moosewood has issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $2,000 in cash.

    James M. Cassidy is president and a director of Moosewood and the sole officer, director and the shareholder of Tiber Creek Corporation, which is a 50% shareholder of Moosewood.

     James McKillop is vice president and a director of Moosewood and the sole manager and member of MB Americus LLC, which is a 50% shareholder of Moosewood.

    As the organizers and developers of Moosewood, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to Moosewood without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, has paid and will continue to pay all expenses incurred by Moosewood until a business combination is effected, without repayment. Tiber Creek is a shareholder of Moosewood and may receive benefits in the future if the company is able to effect a business combination beneficial to the company.

   Moosewood is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Cassidy nor Mr. McKillop would not be considered independent directors if it were to do so.


Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees.
The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2011
	                 -----------------


                            =======
Audit-Related Fees          $ 750


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2011                               2

Statement of Operations for the period from April 20, 2011
 (Inception) to December 31, 2011	                            3

Statement of Changes in Stockholders' Equity for the Period
 from April 20, 2011 (Inception) to December 31, 2011               4

Statement of Cash Flows for the period from April 20, 2011
 (Inception) to December 31, 2011                                   5

Notes to Financial Statements 	                                   6-8

ANTON & CHIA                             CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Moosewood Acquisition Corporation

We have audited the accompanying balance sheet of Moosewood Acquisition Corporation (the "Company") as of December 31, 2011, and the related statements of operations, stockholders' equity and cash flows for the period from April 20, 2011 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.
Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the period from April 20, 2011 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues and income since inception. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia LLP
Newport Beach, CA
March 28, 2012

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS
                            As of December 31, 2011


                       ASSETS


                                                    December 31,
                                                        2011
                                                 -----------------

  Current Assets
    Cash                                         $         2,000
                                                 -----------------
  TOTAL ASSETS	                                 $         2,000
                                                 =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

    Accrued liabilities                          $           400
                                                 -----------------
            Total Liabilities                    $           400
                                                 -----------------

  Stockholders' Equity
        Preferred stock, $0.0001 par value,      $            -
        20,000,000 shares authorized; none
        outstanding
    Common Stock; $0.0001 par value,                       2,000
      100,000,000 shares authorized;
      20,000,000 shares issued and
      outstanding
  Additional paid-in capital                                 943
  Accumulated deficit                                     (1,343)
                                                 -----------------
          Total Stockholders' Equity             $         1,600
                                                 -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $         2,000
                                                 =================


 The accompanying notes are an integral part of these financial statements

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                              For the Period
           from April 20, 2011 (Inception) to December 31, 2011

                                                  For the period from
                                                   April 20, 2011
                                                    (Inception) to
                                                      December 31,
                                                         2011
                                                 -----------------

    Operating expenses                           $          1,343
                                                 -----------------

    Net loss                                     $         (1,343)
                                                 =================


    Loss per share - basic and diluted           $         (0.00)
                                                 -----------------

    Weighted average shares-basic and diluted          20,000,000
                                                 -----------------




 The accompanying notes are an integral part of these financial statements

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Period from April 20, 2011 (Inception) to December 31, 2011






                             Common Stock           Additional                Total
                          -----------------------   Paid-In     Accumulated   Stockholders'
                          Shares        Amount      Capital     Deficit       Equity

Balance, April 20,
  2011 (Inception)            -         $     -     $    -      $      -      $     -

Shares issued for cash    20,000,000      2,000          -             -         2,000

Additional paid-in
  capital                      -              -        943             -           943

Accumulated deficit            -              -          -        (1,343)       (1,343)
                          ==========     =======    =======     =========      =========
Balance,
 December 31, 2011        20,000,000     $ 2,000    $  943      $ (1,343)      $ 1,600
                          ==========     =======    =======     =========      =========




 The accompanying notes are an integral part of these financial statements

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                              For the Period
          from April 20, 2011 (Inception) to December 31, 2011


                                                  For the period from
                                                    April 20, 2011
                                                     (Inception) to
                                                  December 31, 2011
                                                 ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $        (1,343)
                                                 ------------------

   Changes in Operating Assets and Liabilities

       Accrued liabilities                                   400
                                                 ------------------
       nET Cash Used by Operating Activities                (943)
                                                 ------------------
CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                  2,000
   Proceeds from stockholders' additional
       paid-in capital                                       943
                                                 ------------------
Net Cash Flows from Financing Activities                   2,943
                                                 ------------------
Net Increase in Cash                                       2,000

Cash at Beginning of Period                                   -
                                                 ------------------
Cash at End of Period                             $        2,000
                                                 ==================


 The accompanying notes are an integral part of these financial statements

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

      Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Note 2 - GOING CONCERN

The Company has sustained net loss of $1,343 since inception of the Company on April 20, 2011. Additionally, the Company has accumulated deficit of $1,343 on December 31, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

                      Moosewood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (ADOPTED)

In January 2010, FASB issued ASU No. 2010-01- Accounting for
Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective now. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-06   Improving Disclosures
about Fair Value Measurements. This update provides amendments to
Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.
A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective now. The adoption of the ASU's did not have a material impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The adoption of this ASU did not have a material impact on our financial statements.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS (NOT YET ADOPTED)

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement - Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.
The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoptio of this ASU is not expected to have a material impact on our financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

On April 25, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2012, the date the financial statements were issued.

                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOOSEWOOD ACQUISITION CORPORATION


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal executive officer
Dated:  March 28, 2012


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal financial officer

Dated:  March 28, 2012


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 28, 2012