Form 10-Q
period 2012-03-31
MOOSEWOOD ACQUISITION Corp
filed 2012-05-15
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012
                OR

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011   1

Statements of Operations for the Three Months Ended March 31, 2012
and the Period from April 20, 2011 (Inception) to March 31, 2012
(unaudited)							 	2

Statements of Cash Flows for the Three Months Ended March 31, 2012
and the Period from April 20, 2011 (Inception) to March 31, 2012
(unaudited)								3

Notes to Financial Statements (unaudited)                              	4-7

                MOOSEWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS


                  ASSETS


                                               March 31,	December 31,
                                                  2012		     2011
                                               ----------       -----------
                                              (Unaudited)
 Current assets

     Cash                                      $  2,000          $   2,000
                                                ---------         ---------
     TOTAL ASSETS                              $  2,000          $   2,000
                                                =========	  =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities

      Accrued liabilities                       $   -             $    400
                                                ---------         ---------
      Total liabilities                             -                  400
                                                ---------         ---------


 Stockholders' equity

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     none outstanding                                  -                -

     Common stock, $0.0001 par value,
      100,000,000 shares authorized;
      20,000,000 shares issued and
      outstanding on March 31, 2012 and
      December 31, 2011                            2,000             2,000

     Additional paid-in capital                    2,093	       943

     Accumulated deficit	                  (2,093)           (1,343)
                                                ---------         ---------
     Total stockholders' equity                    2,000             1,600
                                                ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,000          $  2,000
                                                ========= 	  =========



 The accompanying notes are an integral part of these financial statements.




                        MOOSEWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                (unaudited)

                               For the three      For the period from
                                months ended        April 20, 2011
                                March 31,          (inception) to
                                   2012            March 31, 2012
                               -------------     -----------------


    Sales               	$       -	   $       -

    Cost of sales		        -                  -
                                  ------------      ------------
    Gross profit 		        -		   -
                                  ------------      ------------

    Operating expenses                   750            2,093
                                  ------------      ------------
    Net loss                    $       (750)      $   (2,093)
                                  ============      ============

    Loss per share -
       basic and diluted        $       (0.00)
                                  ------------

    Weighted average shares -     20,000,000
         basic and diluted      ==============


 The accompanying notes are an integral part of these financial statements.

                                       2

                           MOOSEWOOD ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)
                                                             For the period from
                                            For the three    April 20, 2011
                                            months ended     (inception) to
                                            March 31, 2012   March 31, 2012
 					    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                    $     (750)     $   (2,093)

  Changes in operating assets and liabilites


      Accrued liabilities                           (400)              -
                                               ----------      -----------

      Net cash used in operating activities       (1,150)          (2,093)
                                               ----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES

 Proceeds from the issuance of common stock           -             2,000

 Proceeds from stockholders' additional
     paid-in capital                               1,150            2,093
                                               ----------      -----------

     Net cash provided by financing activities     1,150            4,093
                                               ----------      -----------
 Net increase in cash                                 -             2,000

 Cash at beginning of period                       2,000               -
                                               ----------      -----------
 Cash at end of period                        $    2,000       $    2,000
                                               ==========      ===========



 The accompanying notes are an integral part of these financial statements.

                         MOOSEWOOD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Moosewood Acquisition Corporation ("Moosewood" or "the Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Moosewood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Moosewood will attempt to locate and negotiate with a business entity for the combination of that target company with Moosewood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Moosewood will be successful in locating or negotiating with any target company. Moosewood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2012 and December 31, 2011.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, there were no deferred taxes.

                         MOOSEWOOD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012 and December 31, 2011, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

   Level 2 inputs are inputs other than quoted prices included within Level
           1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,093 as of March 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

                         MOOSEWOOD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

Tiber Creek Corporation, a company affiliated with management, will pay all expenses incurred by the Company until a change in control is effected, without repayment. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair Value
Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's financial statements.

NOTE 4   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On April 25, 2011, the Company issued 20,000,000 shares of common stock to its two directors and officers for $2,000 in cash.

As of March 31, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Moosewood Acquisition Corporation ("Moosewood") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Moosewood has been in the developmental stage since inception. Moosewood was been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of Moosewood is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with Moosewood.

     Subsequent to the period covered by this Report, the Company has entered into an agreement to effect a change in control of the Company. The change of control has not yet been effected and the agreements not yet consummated and the Company will file a Form 8-K reporting such transaction at the time the change of control is effected. The change of control is contemplated to effect new management of the Company, including new directors, and the issuance of additional shares of common stock.

     After the change of control, the Company will consider a business combination with First Rate Staffing Services Inc., which is a light industrial staffing company providing human resources, risk management and temporary labor. First Rate Staffing handles a client's labor requirements on a job or skill set basis. First Rate Staffing's market is primarily consumer goods/services such as food products and distribution, wire and frame assembly, retail and wholesale packaging and drug packaging. These companies primarily depend on tempoary labor to meet the increase/ decrease in demand.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of March 31, 2012, Moosewood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Moosewood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Moosewood . Tiber Creek Corporation will pay all expenses incurred by Moosewood until a change in control is effected, without repayment.

	In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair Value
Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial statements.


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

Dated:   May 15, 2012