Form 10-Q
period 2012-09-30
FIRST RATE STAFFING Corp
filed 2012-11-14
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-Q

(Mark One)
[X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                         [ X] Yes   [   ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             Class                               Outstanding at
                                                 November 1, 2012
     Common Stock, par value $0.0001               2,000,000 shares

Documents incorporated by reference:            None


                  PART I

ITEM 1.   FINANCIAL STATEMENTS



Balance Sheets as of September 30, 2012 (unaudited)
and December 31, 2011                                       1

Statements of Operations for the Three and  Nine Months
Ended September 30, 2012, and the Period from April 20,
2011 (Inception) to September 30, 2012 (unaudited)          2

Statements of Cash Flows for the Nine Months Ended
September 30, 2012, and the Period from April 20, 2011
(Inception) to September 30, 2012 (unaudited)               3

Notes to Financial Statements (unaudited)                   4-7

                    First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                           September 30,     December 31,
                                               2012              2011
                                           -------------    ------------
                                            (Unaudited)

 Current assets
    Cash			             $      150     $    2,000
                                           -------------    ------------
 TOTAL ASSETS			             $      150     $    2,000
				           =============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accrued liabilities      	             $        -     $      400
                                           -------------    ------------
    Total Liabilities		 	              -            400
                                           -------------    ------------

 Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                            -              -

    Common stock, $0.0001 par value,
    100,000,000 shares authorized;
    1,500,000 and 20,000,000 shares
    issued and outstanding                          150          2,000

    Additional paid-in capital	                 52,501            943

    Accumulated deficit		                (52,501)        (1,343)
                                             -----------    ------------
    Total stockholders' equity	                    150          1,600
                                             -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      150     $    2,000
				             ===========    ============


 The accompanying notes are an integral part of these financial statements.



                   First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
	   		       (unaudited)

                                                                                      For the period
                                     For the three     For the nine   For the three   from April 20,
                                     months ended      months ended   months ended    2011 (Inception)
                                     September 30,     September 30,  to September    to September
                                     2012              2012           30, 2012        30, 2012
                                     --------------    ------------   -----------     -------------
Revenue                               $         -      $        -     $       -       $      -

Cost of revenue                                 -               -             -              -
                                      -------------    ------------   -----------     ------------
Gross profit                                    -               -             -              -

Operating expenses                            5,408         51,158            -            52,501
                                      -------------    ------------   -----------     ------------
Loss before income tax                       (5,408)       (51,158)           -           (52,501)

Income Taxes                                    -               -             -              -
                                      -------------    ------------   -----------     ------------
Net loss                              $      (5,408)   $   (51,158)           -       $   (52,501)
                                      =============    ============   ===========     ============

Loss per share -
     basic and diluted                $      (0.00)    $    (0.00)    $       -
                                      -------------    ------------   -----------
Weighted average shares
    outstanding-
    basic and diluted                    11,151,460     11,151,460     20,000,000
                                      -------------    ------------   -----------


 The accompanying notes are an integral part of these financial statements.


                                       2


                   First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                     (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                         For the period from
                                        	    For the nine         September 21, 2011
                                        	    months ended         (Inception) to
                                       		   September 30, 2012    September 30, 2012
                                       		   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $      (51,158)       $     (52,501)

  Changes in operating assets and liabilities

     Accrued liabilities                                      (400)                    -
                                       		   -----------------     ----------------
     Net cash used in operating activities                 (51,558)              (52,501)
                                       		   -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from the issuance of common stock                   100                 2,100

  Redemption of common stock                                (1,950)               (1,950)

  Proceeds from stockholders' additional
              paid-in capital                               51,558                52,501
                                       		   -----------------     ----------------
    Net cash provided by financing activities               49,708		  52,651
                                       		   -----------------     ----------------
Net increase in cash       			            (1,850)                  150

Cash at beginning of period                                  2,000                    -
                                       		   -----------------     ----------------
Cash at end of period                                $         150         $         150
                                                    ================     ================


 The accompanying notes are an integral part of these financial statements.

                    First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                          (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

NATURE OF OPERATIONS

First Rate Staffing Corporation. ("First Rate" or "the Company"), formerly known as Moosewood Acquisition Corporation ("Moosewood") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company is in the process of negotiating with a staffing company for combination. The combination will likely be taking the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Moosewood will be successful in locating or negotiating with any target company. Moosewood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities to be registered under the Securities Exchange
Act of 1934.

On May 22, 2012, the shareholders of the corporation and the Board of Directors unanimously approved the change of the Registrant's name to First Rate Staffing Corporation and filed such change with the State of Delaware.

On May 22, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012 and December 31, 2011.

                    First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                          (unaudited)


INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $52,501 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                    First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                          (unaudited)


These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company. The Company's management plans to pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The FASB issued Accounting Standards Update (ASU) No.
2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial statements.

                    First Rate Staffing Corporation
          (Formerly known as Moosewood Acquisition Corporation)
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                          (unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.
NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 1,500,000 shares of common stock and no preferred stock were issued and outstanding.

In March, 2012, the stockholders' of the Company paid $45,000 to Tiber Creek Corporation for professional services on behalf of the Company, and the remaining balance of $20,000 for the services will be paid when the securities of the Reporting Company begin to trade on a public market. The professional fees paid on behalf of the Company were recorded under additional paid in capital.

On May 22, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On May 23, 2012, the Company issued 1,000,000 shares of its common stock at a par for an aggregate of $100 representing 67% of the total outstanding 1,500,000 shares of common stock.

NOTE 5   SUBSEQUENT EVENTS

Activities Subsequent to the Date of this Report

On November 9, 2012, the Company entered into merger agreements with each of First Rate Staffing, LLC, a California limited liability company, and First Rate Staffing, Inc., a Nevada corporation, in separate mergers (collectively, and together, the "Mergers") that were concurrently anticipated to be completed in mid-November, 2012. The purpose of the Mergers is to facilitate and prepare the Company for a registration statement and/or the public offering of securities. Prior to the Mergers, First Rate California and First Rate Nevada were under common control by the same group of shareholders.

     The Company anticipates that as part of such Mergers, it will issue 4,000,000 shares of its common stock. Once these Mergers are effected, the Company will file a Form 8-K with the Securities and Exchange Commission publicly reporting the Mergers.

     The Company is in the process of preparing to file a registration statement on Form S-1 for the offer and sale of 1,600,000 shares of the Company's common stock owned by certain shareholders of the Company.
It is anticipated that the shares will be offered at a sales price of $2.00 per share. The Company has not yet filed the registration statement and no sales can be made pursuant to such registration statement until such registration statement becomes effective by the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage company and has sustained operating losses since its inception. It has an accumulated deficit of $52,501 as of September 30, 2012. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception. The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through the date of this report.

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

     As discussed below, the Company is in the process of effecting a merger with two related operating companies (First Rate Staffing, Inc. and First Rate Staffing LLC) which are controlled by the President of the Company.

Activities Subsequent to the Date of this Report

     On November 9, 2012, the Company entered into merger agreements with each of First Rate Staffing, LLC, a California limited liability company, and First Rate Staffing, Inc., a Nevada corporation, in separate mergers (collectively, and together, the "Mergers") that were concurrently anticipated to be completed in mid-November, 2012. The purpose of the Mergers is to facilitate and prepare the Company for a registration statement and/or the public offering of securities. Prior to the Mergers, First Rate California and First Rate Nevada were under common control by the same group of shareholders.

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

     The Company anticipates that as part of such Mergers, it will issue 4,000,000 shares of its common stock. Once these Mergers are effected, the Company will file a Form 8-K with the Securities and Exchange Commission publicly reporting the Mergers.

     The Company is in the process of preparing to file a registration statement on Form S-1 for the offer and sale of 1,600,000 shares of the Company's common stock owned by certain shareholders of the Company. It is anticipated that the shares will be offered at a sales price of $2.00 per share. The Company has not yet filed the registration statement and no sales can be made pursuant to such registration statement until such registration statement becomes effective by the Securities and Exchange Commission.

Revenues

     The Company has received no income, has had no operations nor expenses, other than Delaware state fees and legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Results of Operations

     As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $52,501. The Company has no operations nor does it currently engage in any business activities generating revenues.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

     Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     From July 1, 2012 through October 31, 2012, 500,000 shares of common stock were issued by the Company to 37 shareholders.

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


                         FIRST RATE STAFFING CORPORATION

                         By:   /s/ Cliff Blake
Dated: November  14, 2012           President and Principal
                                        executive officer


                         By:   /s/ Cliff Blake
Dated: November 14, 2012        Principal financial officer