Form 10-K
period 2012-12-31
FIRST RATE STAFFING Corp
filed 2013-04-11
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-54427

FIRST RATE STAFFING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-0708635
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2775 West Thomas Road

Suite 107

Phoenix, Arizona 85018

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 602-442-5277

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☒ Yes ☐ No

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2013

Common Stock, par value $0.0001	7,000,000 shares

Documents incorporated by reference:

On November 13, 2012, the Registrant filed, pursuant to the Securities Act of 1933, a registration statement on Form S-1 and an amendment to such registration statement in February 2013 for the sale of up to 1,600,000 shares of its common stock by the holders thereof and simultaneously filed, pursuant to the Securities Exchange Act of 1934, a Report on Form 8-K and amendments to such report in February, 2013. Information contained in those filings may contain additional information and is incorporated by reference herein.

PART I

ITEM 1. BUSINESS

First Rate Staffing Corporation, a Delaware corporation (the “Company”), provides recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses.

The Company was incorporated in the State of Delaware in April 2011as Moosewood Acquisition Corporation, a development stage company. In May 2012, the Company effected a change of control by issuing shares of common stock to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the Company changed its name from Moosewood Acquisition Corporation to First Rate Staffing Corporation.

On November 9, 2012, the Company entered into merger agreements with each of First Rate Staffing, LLC, a California limited liability company (“First Rate California”), and First Rate Staffing, Inc., a Nevada corporation (“First Rate Nevada”), in separate mergers (collectively, and together, the “Mergers”) that were concurrently completed on November 13, 2012. Prior to the Mergers, First Rate California and First Rate Nevada were under common control of the same group of shareholders.

The mergers were effected by the Company through the exchange of (i) all of the outstanding membership interests of First Rate California for 2,000,000 shares of common stock of the Company, and (ii) all of the outstanding shares of First Rate Nevada for 2,000,000 shares of common stock of the Company. Accordingly, a total of 4,000,000 shares were issued in the mergers.

First Rate California was formed in April 2010 in the State of California. Since its inception, First Rate California provided recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses to clients in California.

First Rate Nevada was formed in March 2010 in the State of Nevada and is registered to conduct business in the State of Arizona. Since its inception, First Rate Nevada has provided recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses to clients in Arizona.

Prior to the mergers, the Company had no ongoing business or operations and was established for the purpose of completing a business combination with a target company, such as First Rate California and First Rate Nevada. The Company, as the surviving entity from the Mergers, has taken over the respective operations and business plans of each of both First Rate California and First Rate Nevada.

Services

The Company provides recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses. The Company’s client customization model allows it to integrate its services to its client-specific needs and thereby providing clients with the highest level of customer service. The Company strives to devote adequate time and attention to understand both the needs of its clients and the capabilities of its employees so that the Company can identify the best suitable matches between client needs and employee abilities. The Company is dedicated to achieving a high level of service for all of its clients and considers itself to be a loyal partner to meeting client demands. In this regard, the Company seeks to position itself not only as a pool of employee for its clients, but also as a dedicated business partner that understands its clients’ businesses and needs.

Services provided to clients by the Company include recruiting, payroll, all state and federal taxes, worker’s compensation coverage, and screening and managing of clients’ contingent work force. The Company provides comprehensive screening and electronic verification (for federal employment eligibility requirements) for all employees. The Company also conducts reference checks of employees to ensure that the employers receive accurate and useful descriptions of employees’ backgrounds and experiences. The Company also operates a risk management department that helps client mitigate losses by implementing sound and effective risk management procedures at client sites. Clients receive these risk management services at no cost, helping them to reduce their own business risks and expenses.

The Company offers recruiting, human resources, workers’ compensation services, and risk management at no additional charge as part of the overall mark-up inclusive with the standard mark-up rate for temporary placement of employees. For example, a client may have a need for a certain number of temporary employees that fulfill a specific function. The Company recruits, screens, tests, and verifies employment eligibility for these individuals based on the requirements of the client. The Company also ensures that the employees are certified/licensed based on the equipment and facility that they will be operating within. The Company considers safety to be a very important priority since accidents directly impact workers’ compensation cost. Generally, workers’ compensation costs usually run from 6-10% of total costs. Risk management services, such as safety audits, certifications, and safety training, are typically provided at no additional charge (i.e. inclusive in the mark-up rate) to clients.

The Business: Staffing

The industry is divided into three major segments: temporary help services (about 50 percent of industry revenue), professional employer organizations (about 40 percent), and placement agencies (about 10 percent).

Temporary help services provide workers for customers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are employees of the temporary help agency, will generally fill clerical, technical, or industrial positions.

Professional employer organizations (PEOs), sometimes known as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, customers’ employees are hired by a PEO and then leased back to the customer.

Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, midlevel managers, technical workers, or clerical and other support workers.

The Company considers itself to be a temporary staffing company within the broader staffing industry. However, the Company does conduct permanent placements at the request of existing clients.

Staffing companies identify potential employees through advertising and referrals, and the companies interview, test, and counsel workers before sending them to the customer for approval. Pre-employment screening can include skills assessment, drug tests, and criminal background checks. Most staffing agencies provide some sort of training, often involving data entry and basic computer skills. The personnel staffing industry has been radically changed by the Internet. Many employers list available positions with one or several Internet personnel sites like monster.com or jobs.com, and on their own site. Personnel agencies operate their own sites and often still work as intermediaries by helping employers accurately describe job openings and screening candidates who submit applications.

Job growth drives demand for the personnel staffing industry. The profitability of individual companies depends on good marketing and availability of qualified employees. Large companies enjoy economies of scale in marketing and back-office operations. Small companies can compete successfully by specializing in an industry or a job function. The industry is labor-intensive: average annual revenue per worker is about $80,000.

To a great extent, clients follow the seasonal retail cycles but precede them by two t three months and two distinct “peak” seasons: (i) between August and October preceding Halloween, Thanksgiving, and Christmas and (ii) between April and May preceding the summer season.

Major end-use customers include businesses from a wide range of industries. Nine out of ten large US businesses have used a staffing agency, according to the American Staffing Association. Wholesale, retail, and service industries are most likely to use temporary help services. Marketing involves direct sales presentations, referrals from existing clients, and advertising. Agencies compete both for customers and workers. Depending on market supply and demand at any given time, agencies may allocate more resources either to finding potential employers or potential workers. Permanent placement agencies work either on a retainer or a contingency basis, often 30 percent of annual salary. Clients may retain an agency for a specific job search or on contract for a specific period. Temporary help services charge customers a fixed price per hour or a standard markup on prevailing hourly rates. When a temporary employee is hired for a regular position within a company, the customer pays

Staffing companies are regulated by the United States Department of Labor (DOL) and the Equal Employment Opportunity Commission (EEOC), and often by state authorities. These agencies regulate the relationship between the agency and the temporary employees, or employee candidates. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. PEOs are often considered co-employers along with the client, but the PEO is responsible for employee wages, taxes, and benefits. State regulation aims to ensure that PEOs provide the benefits they promise to workers.

Demand for personnel staffing services is strongest in areas with strong employment growth, and geographic location can determine an agency's success in attracting employees and employers. Customers generally prefer a staffing service that can provide workers for all of their office locations. Temporary employee candidates are often unwilling to relocate for a position.

The revenue of personnel agencies depends on the number of jobs they fill, which in turn depends on economic growth. During economic slowdowns, many client companies stop hiring altogether. In years of good economic growth, the number of jobs in the US economy grows approximately % to 2% annually. Internet employment sites expand a company's ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

To avoid large placement agency fees, big companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year's salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.

However, temporary workers are becoming such a large factor at some companies that personnel agency staff sometimes work at the customer's site to recruit, train, and manage. Onsite training is designed to serve only that customer. Agencies try to match the best qualified employees for the customer's needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.

Most personnel agencies are small and may depend heavily on a few big customers for a large portion of revenue. Large customers may lead to increased revenues, but also expose agencies to higher risks. When major accounts experience financial hardships, and have less need for temporary employment services, agencies stand to lose large portions of revenue.

Startup costs for a personnel agency are very low. Individual offices can be highly profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.

The Market

The output of US employment services is forecast to grow at an annual compounded rate of 4 percent between 2011 and 2016, based on industry data published in October 2011.

The global staffing services industry generates about $280 billion in annual revenue, according to the International Confederation of Private Employment Agencies. As the global economy recovers and employment improves, revenue could exceed $320 billion by 2015, according to Global Industry Analysts. Major staffing services providers include Adecco (headquartered in Switzerland), Randstad (the Netherlands), and Manpower (US). Overall, Europe is the largest regional staffing services market, representing about 40 percent of annual revenue. The US and Japan each account for about 20 percent of global revenue. The UK accounts for about 15 percent. There are about 70,000 private employment services agencies in the world, with the top 10 companies accounting for about a third of industry sales, according to the International Confederation of Private Employment Agencies. The industry is growing fastest among nations in the Asia-Pacific region.

The US personnel staffing agencies industry includes about 32,000 companies with combined annual revenue of about $215 billion. Major companies include ADP TotalSource, Insperity (formerly Administaff), Kelly Services, Manpower, and the US operations of Adecco. The industry is fragmented: the 50 largest companies generate about 40 percent of industry revenue. The global staffing services industry generates about $280 billion in annual revenue, according to the International Confederation of Private Employment Agencies. Major staffing services providers based outside the US are Adecco (Switzerland) and Randstad (the Netherlands). Large staffing services markets include the EU, the US, Japan, and the UK. US corporate profits, an indicator of corporate demand for staffing services, rose 7.9 percent in the third quarter of 2011 compared to the same period in 2010. US personal income, a measure of overall employment trends, rose 3.9 percent in October 2011 compared to the same month in 2010. Total US revenue for employment services rose 6.5 percent in the third quarter of 2011 compared to the same period in 2010.

The Company’s Presence in the Market

Currently, the Company operates in California (the greater Los Angeles area) and Arizona (the greater Phoenix area). The presence in these two regions is due partly from the previous experience of the Company and its officers in these marketplaces, but also because of the heavy focus these two metropolitan areas have on the Company’s particular specialty niche in staffing; light industrial.

In the past 18 months, the Company has seen the market trending upward with respect to its current client base, as evidenced in clients’ billing amounts increasing, and their overall need for labor assistance increasing. According to the American Staffing Association, a leader in industry analysis, temporary labor saw a year-over-year third quarter increase of 4.3% and a total year over year increase of 5.9%.

Los Angeles mirrors the Phoenix market as the Company sees a majority of its business in the form of unloading and re-packaging of bulk quantity goods that arrive through the Port of Long Beach. These goods vary from food products to retail items. Many have seasonal increases but the Company has a mainstay of labor that is employed throughout the year. Several clients operate in both Los Angeles and Phoenix and the Company provides its services in both locations to these clients. The Company does not currently operate in Nevada.

Customers

The Company has a diverse array of customers across sectors. Key customers include the following (each of which comprises at least 5% or more of the Company’s sales): Essentials Packaging; States Logistics; Direct Chassis; Essentials, Inc.; Phillips Industries; and Premier Packaging. The Company also has many other customers, and plans to continue to grow its customer base.

Marketing and Sales

The Company has conducted limited advertising and marketing to date to reach new clients. To date, advertising and marketing has been centered on reaching potential employees. In all locations, the Company has used multiple resources to drive in potential new temporary employees. These tactics range from advertisements in newspapers, job boards, unemployment assist centers, as well as online advertisements. The Company also utilizes CareerBuilder to recruit for professional placements.

Registration Statement

The Company has filed a registration statement with the Securities and Exchange Commission on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale of 1,600,000 shares of its common stock offered by the holders of such stock (“selling shareholders”). It is anticipated that the selling shareholders will offer their shares at a price of $2.00 per share. Although the registration statement has been filed, it not yet effective and no sales can be made thereof until the time it has become effective. Although the Company anticipates that the registration statement will be effective in the near future, there is no assurance that that is the case.

The Company and the selling shareholders are seeking an underwriter, broker-dealer or selling agent to sell the shares. Neither the Company nor the selling shareholders have entered into any arrangements with any underwriter, broker-dealer or selling agent as of the date of this Report.

The Company will not receive any portion or percentage of any of the proceeds from the sale of the shares by the selling shareholders' Shares.

Employees

The Company presently has approximately 225 employees, consisting or approximately 175 employees in California and 50 employees in Nevada.

Most employees receive health benefits. The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

Subsidiaries

The Company has no subsidiaries.

ITEM 2. PROPERTIES

The Company currently has two physical locations: Santa Fe Springs, California and Phoenix, Arizona.

The Santa Fe Springs location consists of 1,000 square feet and is a monthly lease that is located in an office park on a major thoroughfare for southern Los Angeles County, California. The monthly lease cost is $1,015, and annually the Company expends $12,700 for such lease. This location is almost filled at capacity and offers limited street visibility.

The Phoenix location consists of 1,600 square feet and is a yearly lease and is located at an intersection of a major thoroughfare for Phoenix, Arizona. The Phoenix location offers street visibility and room for growth. The monthly lease cost is $1,757, and annually the Company expends $20,750 for such lease.

The Company also anticipates opening an official corporate location in Irvine, California in the near future.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock. The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale of up to1,600,000 shares of its common stock owned by current shareholders. The registration statement is not yet effective and the Company cannot predict when, if at all, such registration statement will become effective.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 7,000,000 shares of common stock and no preferred stock were issued and outstanding.

On April 20, 2011, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 10,000,000 shares of common stock to Tiber Creek Corporation for $1,000 of which 9,750,000 were redeemed in May 2012, for the redemption price of $975.

On April 20, 2011, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 10,000,000 shares of common stock to MB Americus, LLC for $1,000 of which 9,750,000 were redeemed in May 2012, for the redemption price of $975.

On May 23, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 1,000,000 shares of common stock to Cliff Blake pursuant to a change of control in the Company for $100.

From July 1, 2012 through October 31, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 500,000 shares of common stock to multiple shareholders pursuant to executed subscription agreements. The aggregate consideration paid for these shares was $50.

On November 13, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 1,000,000 shares of common stock each to Devon Galpin, Julie Galpin, Joy Mautz and Michael Mautz, four management personnel, in connection with the mergers.

On November 13, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 1,000,000 shares of common stock to Terry Blake, the wife of Cliff Blake, the chief financial officer and sole director of the Company.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware in April 2011. Each of First Rate Staffing, LLC, a California limited liability company (“First Rate California”), and First Rate Staffing, Inc., a Nevada corporation (“First Rate Nevada”), merged into the Company in separate mergers (collectively, and together, the “Mergers”) that were concurrently completed in November 2012. References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” are to First State California and First State Nevada, respectively.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

The Company has posted revenues from operations based on its billings to, and services for, customers. Based solely on a combination of First Rate California and First Rate Nevada, the Company posted revenues of approximately $2.5 million during the partial-year 2010, approximately $6.1 million for the full-year 2011and approximately $6.9 million for the full-year 2012.

The Company has a mixed record of net losses and profits. Based solely on a combination of First Rate California and First Rate Nevada, the Company posted net losses of $575 during the partial-year 2010, net profits of $21,315 in the full-year 2011 and net losses of $120,195 for the full-year 2012.

Promissory Notes

The Company has promissory notes outstanding of $255,128. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

Origination	Principal	Interest
Date	Amount	Rate per annum	Due Date

March 2012	$50,000	6% simple	April 2015
April 2012	45,000	6% simple	April 2015
April 2012	15,600	6% simple	April 2015
June 2012	109,826	6% simple	June 2015
June 2012	15,600	6% simple	June 2015
December 2012	19,102	6% simple	December 2015

The Company does not anticipate that it will borrow monies from related parties in the future. Such earlier loans were required to fund certain non-recurring expenses, such as costs associated with filing its registration statement. In addition, as the Company obtained a new factoring/financing facility in 2012 which lowered its costs of capital, the Company expects to realize significant cost savings (and corresponding improvement to cash flow) from obtaining this new facility.

Factoring Facilities

The Company uses factoring of accounts receivables in its business, and in conjunction with such factoring facilities, the Company pledges assets as collateral. Currently, the Company has factoring credit facilities with TAB Bank under multi-year agreements entered into by First Rate California and First Rate Nevada, respectively. Previously, the Company worked with another lender; however, as the Company’s business has grown and its operations have expanded, the Company established the new credit facilities with TAB Bank in August 2012.

Factoring is based only on the accounts receivables that are selected by the Company for sale to the lender. The lender purchases the selected accounts receivable and owns those receivables. The lender charges interest at about 9% per annum until the receivables are collected. The lender typically advances 90% of the amount of the receivable at the time of sale to the lender and then holds the other 10% in reserve pending collection of the receivable (i.e. as the lender collects the receivables, the lenders return the 10% reserve amount to the Company). If the lender cannot collect all or part of the receivable, the lender will charge the reserve account of the Company.

The collateral pledged to the lender is the actual accounts receivables. As part of its factoring arrangements, the Company has granted a continuing first position perfected priority security interest in collateral which includes all of the Company’s accounts receivables, inventory, equipment and investment property. The lenders can collect proceeds against this collateral and liquidate the collateral under certain circumstances. In the event of a default by the Company under the factoring/lending arrangement, all outstanding obligations of the Company could be accelerated, resulting in significant damage to the Company’s business, operations and relationship with key clients.

Capital Resources

As of December 31, 2012 , First Rate California had cash available of $35,978 and First Rate Nevada had cash available of $149,609.

The Company’s proposed expansion plans and business process improvements over the next two years will necessitate additional capital and financing. Accordingly, the Company plans to raise between $2 million and $4 million of outside funding in the next one year, for the purposes of funding its own accounts receivable factoring company, establishing and operating its own worker’s compensation captive unit, and acquiring competitors and complementary service providers in its sector. Of this amount, the Company expects that it will need funding of $1.0 million to $1.5 million to achieve its expanded growth and profit objectives in its existing core business over the next two years.

The Company anticipates that it will require approximately $700,000 to $1.0 million to establish and fund its factory facility. These amounts would be used to fund payroll and taxes up to the point that these amounts are collect from the client. Factoring internally would mean self-financing, resulting in a savings to the Company. No additional material or regulatory costs would be incurred at this point. If the Company were to offer factoring to other entities (i.e. outside of the Company) then Company would be subject to all the rules and regulations surrounding the operations of a finance company. Once the factoring entity is successfully set-up, the Company expects to realize ongoing savings from the reduced factoring costs.

The Company expects that establishing and funding its workers’ compensation captive will separately require funding of approximately $500,000 to $1.0 million, which will include a substantial deposit to establish the captive as a self-insured funding unit. The costs include a deposit needed of $500,000 or more, set-up costs of $50,000 to $60,000, and administrative fees of approximately $15,000 to $20,000 per year. Legal requirements for the formation of a captive vary by state. Currently, Hawaii and Nevada offer the most favorable requirements for establishing a captive for the Company. Any captive would still require catastrophic coverage beyond the normal coverage provided by the captive. There are numerous companies which provide direction and assistance for establishing a captive, and the Company would plan to engage such an advisory company. These companies are primarily responsible for ensuring that the captive meets the regulatory requirements initially and annually in the applicable state of formation. These advisors also assist in risk assessment, legal deposit requirements and claims administration. An impact on the Company’s current business from the captive would be the ability to retain the large deposit amounts required by insurance providers to remain in the control of the Company. As with the factoring entity, once the workers’ compensation captive is successfully set-up, the Company expects to realize ongoing savings from the reduced workers’ compensation costs.

There can be no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its contemplated business plans and operations (including its goals of establishing a factoring entity and workers’ compensation captive) unless it obtains additional financing or otherwise is able to generate sufficient revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

The Company anticipates it will develop a budget for marketing activities during 2012 and 2013 consisting of two levels of marketing: client marketing and acquisition marketing. Client marketing costs are associated with sales staff with the single purpose to market to current and potential clients. Acquisition marketing costs are those incurred for investor relations, traveling, expenses for client acquisitions, and case by case joint marketing material for specific acquisitions as they occur.

Liquidity

To date, the Company has not suffered from a liquidity issue. The main liquidity issue was addressed when the Company entered into new factoring agreements that went into effect September 1, 2012. The Company expects to save approximately $100,000 annually from this new arrangement (the difference resulting mainly from the lower interest rate charged by the new factor of approximately 9% versus approximately 24% from the previous factoring company). The Company entered into a new agreement with TAB Bank, effective September 1, 2012, with a $1,000,000 factor commitment. In addition, the Company may borrow from time to time as available, sources of funds from its officers and/or directors as needed

As the Company grows in size, the savings from this new factoring arrangement will continue to accrue and enhance the Company’s profitability and cash flow. The Company anticipates a marketing and ongoing public company reporting budget of approximately $40,000 to $50,000 per year (consisting of corporate governance associated expenses, professional legal and accounting fees). Based on this budget and the projected operations of the Company, there are no currently anticipated liquidity issues which would pose a threat to the current business and operations (as-is) of the Company.

Pricing

Pricing for services is dependent on several variables ranging from credit, risk exposure, payment terms, payment methods, volume, and potential for growth. Applicable pricing is specified in customer services agreements. The Company typically charges client by marking up the pay of employees or through other bill rates (i.e. the Company charges the client an hourly rate that is a premium (mark-up) to the hourly wage that the Company pays to the employee).

The mark-up charged by the Company on temporary staff varies for a number of reasons. For example, in some arrangements, the mark-up rate charged to a client includes compensation, all taxes, unemployment charges, workers’ compensation costs and a profit for the Company. Notably, unemployment withholding and other charges vary by state and these differences impact this mark-up. In addition, workers’ compensation cost codes are assigned to the employee based on the job description, which is a significant variable in costs (for example, a clerical worker may have a rate of $00.80- $1.50 per hundred dollars of payroll while a fork lift driver may cost $5.00-$7.00 per hundred dollars of payroll). The Company might charge a higher mark-up to compensate for situations with higher workers’ compensation costs (e.g. a fork-lift operator).

Pricing and the rate of mark-up is also impacted by the relationship of the Company with the applicable customer. Clients that provide a large volume of business (typically over 75 employees) would generally receive discounted rates. On the other hand, clients at which employees have consistently incurred injuries or clients which have a history of injuries in their business will generally be charged an additional mark-up rate to counteract this expected cost and potential liability.

The Company also offers clients discounts for referrals of new employees to the Company.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Equipment Financing

The Company has no existing equipment financing arrangements.

Discussion of Year ended December 31, 2012 compared to Year ended December 31, 2011

The Company generated revenues during the year ended December 31, 2012 of $6,937,349, as compared to revenues during the year ended December 31, 2011 of $6,099,042. Revenues increased on a year-over-year basis by approximately 14% due to the addition of new clients, consisting primarily of eight new customers.

During the year ended December 31, 2012, the Company posted an operating loss of $109,662 and net loss of $120,195, as compared to an operating profit of $95,556 and net profit of $21,315 for the year ended December 31, 2011. A major contributor to the year-over-year decrease in profitability was the professional fees and costs of preparing for the Company’s status as a public company and conducting this offering. The Company incurred significant accounting, legal and other fees. Professional fees during the year ended December 31, 2012 were $36,120 as compared to professional fees of only $550 in the year ended December 31, 2011, an increase largely driven by the fees required to prepare for conducting a public offering of securities. In addition, the Company experienced increased workers’ compensation costs, due to the increase in revenues as well as rate increases that occurred during 2012. Also, employee salaries and payroll costs necessarily rise as revenues rise, as was the case in 2012 compared to the prior year. The increase in workers’ compensation costs is based on the payroll of the Company; hence the costs rise as the payroll of the Company rises. Operating fees from insurance increased 22% from $278,495 in the year ended December 31, 2011 to $338,604 in the year ended December 31, 2012. The increase in these costs was primarily attributable to an increase in workers’ compensation premiums by $60,108 on a year-over-year basis. The increase in workers’ compensation costs is based on the payroll of the company; hence the costs rise as the payroll of the company revenues rises.

For the year ended December 31, 2012, the Company used cash of $53,970 in its operations. During such period, the Company also obtained cash from financing activities totaling $231,493. During the year ended December 31 2011, the Company used cash of $6,861 from operations and generated cash of $6,123 in financing activities.

The Company expects the primary trend of increasing revenues to continue. As a result, payroll costs will continue to increase, and the addition of sales personnel will impact future sale increases. Continued improvement in the economy should also have a positive impact via existing clients doing more business with the Company. In addition, the Company expects to lower workers’ compensation costs based on lower rates.

The Company generated revenues during the year ended December 31, 2011 of $6,099,042, as compared to revenues of $2,495,135 for the year ended December 31, 2010, an increase of approximately 144% on a year-over-year basis.

During the year ended December 31, 2011, the Company posted operating income of $95,556 and net income of 21,315, as compared to operating income of $31,132 and net loss of $575 for the year ending December 31, 2010. Operating fees from insurance increased 139% from $116,286 in the year ended December 31, 2010 to $278,495 in the year ended December 31, 2011. The increase in these costs was primarily attributable to an increase in workers’ compensation premiums by $161,458 on a year-over-year basis. The increase in workers’ compensation costs is based on the payroll of the Company; hence, the costs rise as the payroll of the Company rises.

During the year ended December 31, 2011, the Company used cash of $6,861 in its operations. During such period, the Company also obtained cash from financing activities totaling $6,123.

The Company incurred capital expenditures of $3,848 during the year ended December 31, 2012, but did not incur any capital expenditures during the year ended December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for First Rate Staffing Corporation for the years ended December 31, 2012 and December 31, 2011 are included herewith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering,analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on May, 2012, resulting in the resignation of the then officers and directors. New officers and directors are now in charge of the Company's internal controls over financial reporting but have not made any changes during its fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

			Year
Name	Age	Position	Commenced

Cliff Blake	58	Chief Executive Officer and Director	2012
Devon Galpin	34	President and Chief Operating Officer	2010
Michael Mautz	46	Vice President of Risk Management	2010
Joy Mautz	37	Vice President of Finance	2010
Julie Galpin	35	Secretary	2010

Cliff Blake

Cliff Blake serves as Chief Executive Officer and Treasurer of the Company and its sole director. Mr. Blake has over 22 years of experience in business and management, including in starting, building and operating numerous businesses, including over 12 years in owning and operating staffing businesses. Mr. Blake founded and built his own staffing company in 1999. Through the direction of Mr. Blake, the company started with an idea and was built in to a successful company employing over 50 internal employees and thousands of more temporary employees. The company was a major competitor in several states across the United States with ending annual revenues of over $104 million in 2009. The company was sold in 2009. From 2009 to 2010, Mr. Blake was employed by Lumea Staffing, Inc. Mr. Blake received a Bachelor of Science degree from Louisiana Tech University in 1974 and a Master of Business Administration degree in Finance from Florida State University in 1975.

Devon Galpin

Devon Galpin serves as President and Chief Operating Officer. Mr. Galpin joined the Company in 2010. Mr. Galpin served in the staffing industry since 2004 holding positions at Excel Staffing Sevices, Inc. and Lumea Staffing, Inc. in sales, account management and operations. At the time he left his employer in 2010, Mr. Galpin oversaw the operations and management of $30 million is staffing business encompassing California and Arizona. Mr. Galpin worked hand in hand with all senior members of his company to procure business and develop better operations for current and future clients. Mr. Galpin was also in charge of overseeing all payroll matters, delegating and hiring/terminating positions, evaluating profitability of clients, and accounts renewals. Mr. Galpin received a Bachelor of Arts degree in Political Science from Chapman College.

Michael Mautz

Michael Mautz serves as Vice President of Risk Management. Mr. Mautz supervises risk management activities including the worker’s compensation program. Mr. Mautz is an OSHA-certified risk manager. Mr. Mautz has been involved in the staffing industry for 12 years with his primary focus on risk management and loss prevention. His previous tenure with a rapidly growing staffing company, Excel Staffing Services Inc. and Lumea Staffing Inc., allowed him to gain critical knowledge on how to grow a business in a safe and productive manner. Because of the steady growth of the company, the risk management department had to be very aggressive and effectively design programs that protected the employees, thereby creating a more profitable business environment for the company. Mr. Mautz joined the Company in 2010.

Joy Mautz

Joy Mautz serves as Vice President of Finance. Ms. Mautz heads all accounting functions, including cash flow management, state and federal tax compliance, financial modeling, forecasting and Sarbanes-Oxley compliance. Ms. Mautz has served in the staffing industry since 2005 holding positions as controller and assistant controller of private and public companies, including Excel Staffing Services Inc. and Lumea Staffing Inc. prior to joining the Company in 2010. Ms. Mautz was employed by Lumea Staffing, Inc. from 2009 to 2012. As Assistant Controller and Controller, she worked with the daily cash management and treasury management for a multitude of business accounts. She worked directly with all banking relationship managers and directly with funding companies preparing daily funding requests and other daily and quarterly reports. Ms. Mautz assisted outside auditors with audit processes for private and public companies. She performed cash flow analysis, monthly financial statements and other miscellaneous management ad hoc reports. She analyzed business performance to maximize operations and prepared budgets, payroll, and cash flow reports. Also, Ms. Mautz performed monthly reconciliations for all bank accounts for management and for auditing purposes, and she researched and resolved any out of balances. Ms Mautz managed accounts receivables and made collection calls when needed. She also assisted with accounts payable and provided solutions to any deficiencies. Ms. Mautz received a Bachelor of Arts degree from the California State University at Fullerton in 2004.

Julie Galpin

Julie Galpin serves as Secretary. She also performs accounting and finance duties. For the past several years, Ms. Galpin has worked in similar accounting roles and capacities, including at Excel Staffing Services Inc. and Lumea Staffing Inc. where she worked prior to joining the Company in 2010. Ms. Galpin has served in the staffing industry since 2005, holding the position of accounting manager. Her skills are in accounts receivables, reconciliations, and banking relationships. Ms. Galpin received a Bachelor of Arts degree in Psychology from the University of California, Irvine in 2005.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of one director. At such time that the Company has a larger , board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company intends to adopt a Code of Ethics to provide a manner of conduct.

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Aggregate			All		Annual
		Annual	Annual	Accrued		Stock	Comp-	Other	Compen-
		Earned	Payments	Salary Since		and	-ensation	Comp	sation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Cliff Blake	2012
CEO and Director

Devon Galpin	2012	$41,100	$41,100
President and COO

Michael Mautz	2012	$41,100	$41,100
Vice President

Joy Mautz	2012	$41,650	$41,650
Vice President

Julie Galpin	2012	$41,650	$41,650
Secretary, First Rate

The compensation shown above is presented for the calendar/fiscal year 2012as of June 2012, and represents salaries and compensation payable to the officers noted above in connection with their services to First Rate California and First Rate Nevada prior to the merger. The officers noted above also received profits participation and earnings from their ownership interest in the equity of each of First Rate California and First Rate Nevada; as such profits participation and earnings represent returns to these officers by virtue of their equity ownership of these businesses, any such profits participation are not reflected in the table above.

As of December 31, 2012, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), however, the Company may compensate officers and employees as is discussed below in “Anticipated Officer and Director Remuneration.”

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company and/or the mergers. Accordingly, the Company has not recorded any compensation expense in respect to any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

The Company enters into and maintains customary employment agreements with each of its officers and employees.

Anticipated Officer and Director Remuneration

The Company pays reduced levels of compensation to its officers and director at present. The Company intends to pay regular, competitive annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches greater profitability, experiences larger and more sustained positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering additional cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with additional fringe benefits and perquisites at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company may plan to offer 401(k) matching funds as a retirement benefit at a later time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

	Number of Shares of		Percent of
Name/Position	Common Stock		Class (1)

Cliff Blake (2)	1,000,000		14%
Chief Executive Officer
Director

Devon Galpin (3)	1,000,000		14%
President and COO

Michael Mautz (4)	1,000,000		14%
Vice President

Joy Mautz (4)	1,000,000		14%
Vice President

Julie Galpin (3)	1,000,000		14%
Secretary

Terry Blake (2)	1,000,000		14%
33 Tall Oak
Irvine, California 92603

Total owned by officers and directors
(5 persons)	6,000,000	(2)	77%

(1) Based upon 7,000,000 shares outstanding.

(2) Terry Blake is the spouse of Cliff Blake, the chief executive officer and sole director of the Company and thus the shares owned by Ms. Blake may be deemed to be beneficially owned by Mr. Blake in which case Mr. Blake would own 2,000,000 shares or 28%.

(3) Julie Galpin is the spouse of Devon Galpin, president and COO of the Company and thus the shares owned by Ms. Galpin may be deemed to be beneficially owned by Mr. Galpin in which case Mr. Galpin would own 2,000,000 shares or 28%.

(4) Joy Mautz is the spouse of Michael Mautz, vice president of the Company and thus the shares owned by Ms. Mautz may be deemed to be beneficially owned by Mr. Mautz in which case Mr. Mautz would own 2,000,000 shares or 28%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Prior to the merger, from time to time, the First Rate California advanced amounts to, as well as received payments from, First Rate Nevada, an affiliate company under common control by the same shareholders of First Rate California for working capital needs. As of September 30, 2012 and December 31, 2011, the amounts due from the affiliate company are $125,994 and $23,198, respectively.

From time to time, First Rate Nevada advanced amounts to, as well as received payments from, First Rate California, an affiliate company under common control by the same shareholders of First Rate Nevada for working capital needs. As of September 30, 2012 and December 31, 2011, the amount due to the affiliate company is $125,994 and $23,198, respectively.

The reason for these transactions between the affiliated entities (First Rate California and First Rate Nevada, and vice-versa) was due to the manner in which the entities were originally organized. Prior to the mergers, deposits and expenses were sometimes interrelated between the two entities, and transfers had to be made between the two companies to settle these transfers. The inter-company transfers are no longer needed, due to the mergers (as the entities are combined into the Company), and these transfers are not expected to continue on a going forward basis.

The Company has promissory notes outstanding of $255,128 from monies advanced by Cliff Blake, an officer and sole director of the Company, to the Company, as follows:

Three-year Promissory Note, as of March 2012, for $50,000, at 6.00% simple interest rate, maturing in April 2015.

Three-year Promissory Note, as of April 2012, for $45,000, at 6.00% simple interest rate, maturing in April 2015.

Three-year Promissory Note, as of April 2012, for $15,600, at 6.00% simple interest rate, maturing in April 2015.

Three-year Promissory Note, as of June 2012, for $109,826, at 6.00% simple interest rate, maturing in June 2015.

Three-year Promissory Note, as of June 2012, for $15,600, at 6.00% simple interest rate, maturing in June 2015.

Three-year Promissory Note, as of December 2012, for $19,102, at 6.00% simple interest rate, maturing in December 2015.

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company's common stock. Tiber Creek has received consulting fees of $45,000 to date from the Company (and is eligible to receive an additional $20,000) and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Moosewood, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Mergers. Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and the registration statement on Form 10.

Certain officers, directors and five percent shareholders have family relationships amongst them:

Cliff Blake, an officer and director of the Company, and Terry Blake, a five percent shareholder of the Company, are married. Mr. and Mrs. Blake are also parents/step-parents of Joy Mautz, an officer of the Company, and Julie Galpin, an officer of the Company.

Michael Mautz, an officer of the Company, is married to Joy Mautz.

Devon Galpin, an officer of the Company, is married to Julie Galpin.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

December 31, 2011	December 31, 2012
$750	$43,160

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2011 and 2012

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

FIRST RATE STAFFING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

First Rate Staffing Corporation:

We have audited the accompanying consolidated balance sheets of First Rate Staffing Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of First Rate Staffing Corporation as of December 31, 2012 and 2011, and the consolidated results of their operations and cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred an accumulated deficit of $99,455 from inception to December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 10, 2013

FIRST RATE STAFFING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash	$185,587	$11,912
Accounts receivables, net	53,578	63,959
Total current assets	239,165	75,871

Deposits and other assets	84,726	42,383

Total Assets	$323,891	$118,254

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$13,924
Accounts payable	30,658	8,462
Other current liabilities	75,508	3,365
Total current liabilities	106,166	25,751
Note Payable-related parties	255,128	-
Total Liabilities	361,294	25,751

Commitments

Shareholders' Deficit
Preferred stock; $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 7,000,000 and 4,000,000 shares issued and outstanding as of December 31, 2012 and 2011	700	400
Additional paid-in capital	61,352	71,363
Retained Earnings (accumulated deficit)	(99,455)	20,740
Total Shareholders' Deficit	(37,403)	92,503

Total Liabilities and Shareholders' Deficit	$323,891	$118,254

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Revenues	$6,937,349	$6,099,042
Cost of revenues	6,251,249	(5,534,023)
Gross profit	686,100	565,019

Operating expenses	795,762	469,463
Income (loss) from operations	(109,662)	95,556

Other income (expenses):
Interest expense	(10,533)	(67,596)
Other income	—	200
	(10,533)	(67,396)
Income (loss) before income tax	(120,195)	28,160

Income tax expense	—	6,845

Net Income (loss)	$(120,195)	$21,315

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.01

Weighted average shares outstanding:
Basic and diluted	5,465,929	4,000,000

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2010	-	$-	4,000,000	$400	$68,262	$(575)	$68,087

Proceeds from shareholders	-	-	-	-	3,101	-	3,101
Net loss	-	-	-	-	-	21,315	21,315

Balance, December 31, 2011	-	-	4,000,000	400	71,363	20,740	92,503

Return of capital	-	-	-	-	(9,911)	-	(9,911)
Common stock issued to management and related parties at a discount	-	-	2,000,000	200	(100)	-	100
Common stock issued to unrelated investors for cash	-	-	1,000,000	100	-	-	100
Net loss	-	-	-	-	-	(120,198)	(120,198)

Balance, December 31, 2012	-	$-	7,000,000	$700	$61,352	$(99,455)	$(37,403)

(3) The December 31, 2011 and 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Operating Activities:
Net income (loss)	$(120,195)	$21,315
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts receivable	-	29,824
Depreciation and amortization	736	-
Changes in operating assets and liabilities
Accounts receivable	10,381	(45,167)
Prepaid expense	-	30,524
Deposits and other assets	(39,232)	(31,260)
Accounts payable	22,197	(260)
Tax payable	-	(6,800)
Other current liabilities	72,143	(5,037)
Net cash used in operating activities	(53,970)	(6,861)

Investing Activities:
Purchase of equipment	(3,848)	-
Net cash used by investing activities	(3,848)	-

Financing Activities:
Cash acquired from reverse merger transaction	200	-
Changes in bank overdraft	(13,924)	3,022
Proceeds from note-payable-related party	255,128	-
Payments to shareholders for return of capital	(9,911)	3,101
Net cash provided by financing activities	231,493	6,123

Net change in cash	173,675	(738)
Cash, beginning of period	11,912	12,650
Cash, end of period	$185,587	$11,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,461	$67,304
Cash paid for taxes	$190	$13,645

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

First Rate Staffing Corporation ("First Rate" or "the Company"), formerly known as Moosewood Acquisition Corporation ("Moosewood") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On May 22, 2012, the shareholders of the corporation and the Board of Directors unanimously approved the change of the Registrant's name to First Rate Staffing Corporation and filed such change with the State of Delaware. On May 22, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned.

On November 9, 2012, First Rate, entered into merger agreements with each of First Rate Staffing, LLC, a California limited liability company (“First Rate California”), and First Rate Staffing, Inc., a Nevada corporation (“First Rate Nevada”), in separate mergers (collectively, and together, the “Mergers”) that were concurrently completed on November 13, 2012. The purpose of the Mergers was to facilitate and prepare the Company for a registration statement and/or public offering of securities. Prior to the Mergers, First Rate California and First Rate Nevada were under common control by the same group of shareholders.

The Mergers were affected by the Company through the exchange of (i) all of the outstanding membership interests of First Rate California for 2,000,000 shares of common stock of the Company, and (ii) all of the outstanding shares of First Rate Nevada for 2,000,000 shares of common stock of the Company. Accordingly, a total of 4,000,000 shares were issued in the Mergers.

First Rate California was formed in April 2010 in the State of California. Since its inception, First Rate California has provided recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses to clients in California.

First Rate Nevada was formed in March 2010 in the State of Nevada and is registered to do conduct business in the State of Arizona. Since its inception, First Rate Nevada has provided recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses to clients in Arizona.

As a result of the Mergers, each of First Rate California and First Rate Nevada has merged into and become a part of the Company. The Company, as the surviving entity from the Mergers, has taken over the respective operations and business plans of each of both First Rate California and First Rate Nevada.

The Company provides recruiting and staffing services for temporary positions in the light industrial, distribution center, assembly and clerical areas to its clients in Arizona, with an option for the clients and candidates to choose the most beneficial working arrangements.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the consolidated financial statements have been included.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 or 2011. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were $0 and $13,924 at December 31, 2012 and December 31, 2011, respectively.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2012 and 2011 were zero and $29,824.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the "Factor"). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivables factored was $586,867 and $571,330 at December 31, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active

FIRST RATE STAFFING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

–	Inputs other than quoted prices that are observable for the asset or liability

–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of December 31:

	2012			2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Accounts Receivable	53,578		53,578	63,959		63,959
Total assets	53,578	-	53,578	63,959	-	63,959

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. Historically, the Company has not experienced any losses on deposits.

The Company’s policy is to maintain an allowance for doubtful accounts, if any, for estimated losses resulting from the inability of its customer to pay. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.

Revenue Recognition

The Company’s revenue is derived from providing temporary staffing services to its clients. The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cost of Revenue

Cost of revenue consists of wages, related payroll taxes, workers compensation, and employee benefits of the Company’s employees while they work on contract assignment as temporary staff of the Company’s customers.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The Company had no dilutive securities outstanding as of December 31, 2012 or 2011.

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Recent Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

4. GOING CONCERN

The Company has sustained operating losses of $99,455 since inception. These losses are primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete the merger transaction in November 2012, as described in Note 1. During 2012, the Company incurred audit related fees of approximately $62,000, as well as $65,000 relating to professional’s fees incurred during the going public process. Going forward, the Company expects these annual expenses to be lower. In addition, in September of 2012, the Company entered into a new factoring agreement with TAB Bank which reduced financing costs from an average APR of 24% to 12%. We expect this will generate an annual savings of approximately $40,000 to $70,000.

The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its shareholders and / or other third parties. In order to address the need to satisfy its continuing obligations and realize its long term strategy, management’s plans include continuing to fund operations with cash received from financing activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

5. ACCOUNTS RECEIVABLE

The Company’s accounts receivable consists of the following as of:

	December 31
	2012	2011
Account receivable	$581,758	$596,672
Factor reserve at 10%	58,687	68,442
	640,445	665,114
Less: factored accounts receivable	(586,867)	(571,330)
	53,578	93,784
Allowance for doubtful accounts	-	(29,824)
	$53,578	$63,960

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER ASSETS

The Company’s other assets consist of the following as of:

	December 31
	2012	2011
Deposit for insurance	$73,718	$38,155
Deposit on office lease and utilities	3,800	3,131
Other	3,000	-
Total	$80,518	$41,286

7. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 7,000,000 shares of common stock and no preferred stock were issued and outstanding.

On April 20, 2011, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, in May 2012, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975.

On April 20, 2011, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, in May 2012, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975.

On May 22, 2012, 1,000,000 shares of common stock were issued by the Company to Cliff Blake pursuant to the change of control in the Company. The aggregate consideration paid for these shares was $100.

From July 1, 2012 through October 31, 2012, 500,000 shares of common stock were issued by the Company to multiple shareholders pursuant to executed subscription agreements. The aggregate consideration paid for these shares was $50.

On November 13, 2012, the Company issued 4,000,000 shares of common stock to Devon Galpin, Julie Galpin, Joy Mautz and Michael Mautz, four management personnel in connection with the Mergers at a discount. The 4,000,000 shares were retroactively restated to reflect the recapitalization of common stock.

On November 13, 2012, the Company issued 1,000,000 shares of common stock at a discount to Terry Blake, wife of Cliff Blake, the Chief Executive Officer and sole director of the Company.

8. NOTES PAYABLE - RELATED PARTY

During 2012, the Company obtained unsecured promissory notes payables from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding as of December 31, 2012 amount to $255,128. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. All notes are payable at various dates ranging from March through December 2015. During the reporting period, there were no financial covenant requirements under the notes.

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31:

	2012	2011

Current
Federal	$-	$-
State	50	45
Total current	50	45

Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total	$50	$45

Significant components of deferred income tax assets and liabilities are as follows:

	2012	2011

Net operating loss carryforwards	$24,904	$16,863
State income taxes	(1,195)	-
Allowance for doubful accounts	-	-
Depreciation and amortization	-	-
Other	17	-
Total, net	23,726	16,863
Valuation allowance	(23,726)	(16,863)
Deferred tax assets, net	$-	$-

At December 31, 2012, the Company has Federal and Arizona State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $62,909 and $50,445, respectively. These NOLs will begin to expire in the year ending December 31, 2030. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. Management considers many factors when assessing the likelihood of future realization of the Company's deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and 2011, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2012 or 2011.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2010 - 2012.

10. CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. As of December 31, 2012, the Company has an open claim involving a former employee, which is in the discovering phase. The estimate of potential loss cannot be made as of December 31, 2012 and April 10, 2013, the date then when the consolidated financial statement were issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

By:	/s/ Cliff Blake
Chief Executive Officer

Dated: April 11, 2013

By:	/s/ Cliff Blake
Principal Financial Officer

Dated: April 11, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Cliff Blake	Director	April 11, 2013