Form 10-Q
period 2013-03-31
FIRST RATE STAFFING Corp
filed 2013-05-22
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, par value $0.0001	7,000,000 shares

Documents incorporated by reference:

On November 13, 2012, the Registrant filed, pursuant to the Securities Act of 1933, a registration statement on Form S-1 (file no. 333-184910) and an amendment on April 11, 2013, to such registration statement for the sale of up to 1,600,000 shares of its common stock by the holders thereof. The Registrant also filed, pursuant to the Securities Exchange Act of 1934, a Report on Form 8-K and amendments to such report in February, 2013 and its Annua Report on Form 10-K on April 11, 2013. Information contained in those filings may contain additional information and is incorporated by reference herein.

PART I

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-9

FIRST RATE STAFFING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$110,937	$185,587
Accounts receivable, net	70,441	53,578
Total current assets	181,378	239,165

Property and equipment, net	31,154	4,209
Notes receivable - related party	8,388	-
Deposit and other assets	80,517	80,517
Total assets	$301,437	$323,891

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$18,351	$30,658
Other current liabilities	103,748	75,508
Total current liabilities	122,099	106,166
Notes payable - related parties	230,128	255,128
Total liabilities	352,227	361,294

Commitments

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,000,000 shares issued and authorized at March 31, 2013 and December 31, 2012	700	700
Additional paid-in capital	61,352	61,352
Accumulated deficit	(112,842)	(99,455)
Total stockholders' deficit	(50,790)	(37,403)
Total liabilities and stockholders' deficit	$301,437	$323,891

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2013	2012

Revenues	$1,915,064	$1,488,491
Cost of revenues	1,717,539	1,354,211
Gross profit	197,525	134,280
Operating expenses	205,759	138,625
Loss from operations	(8,234)	(4,345)
Interest and other expense, net	5,153	15,374
Loss before income tax	(13,387)	(19,719)
Income tax expense	-	-
Net loss	$(13,387)	$(19,719)

Net loss per share:
Basic and diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	7,000,000	4,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(13,387)	$(19,719)
Adjustments to reconcile net income to net cash used by operating activities:
Provision for doubtful accounts receivable	-	(29,824)
Depreciation expense	1,456	-
Changes in operating assets and liabilities:
Accounts receivable	(16,863)	34,201
Accounts payable	(12,307)	(1,657)
Other current liabilities	28,240	(300)

Net cash used in operating activities	(12,861)	(17,299)

Cash flows from investing activities
Borrowings on notes receivable - related party	(8,388)
Payments from acquisition of property and equipment	(28,401)	-

Net cash provided by investing activities	(36,789)	-

Cash flows from financing activities
Change in bank overdraft	-	(11,127)
Proceeds from note payable - related party	-	50,000
Payments on note payable - related party	(25,000)	-
Proceeds from shareholder contributions	-	147,590
Distributions to members	-	(157,500)

Net cash provided by financing activities	(25,000)	28,963

Net change in cash	(74,650)	11,664
Cash, beginning of the year	185,587	11,912
Cash, end of the year	$110,937	$23,576

Supplemental disclosure of cash flow information:
Interest paid	$-	$15,381

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides recruiting and staffing services for temporary positions in the light industrial, distribution center, assembly, and clerical areas to its clients in Arizona, with an option for the clients and candidates to choose the most beneficial working arrangements.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 11, 2013.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.  The reclassifications have not impacted the previously reported results of operations or total assets, liabilities or stockholders’ deficit.

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2013 or December 31, 2012.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of March 31, 2013 and December 31, 2012 were $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the "Factor"). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivables factored was $708,779 and $586,867 at March 31, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012. Although, the disclosed fair value of accounts receivables that are not carried at fair value are classified within Level 3 including $70,441 and $53,578 as of March 31, 2013 and December 31, 2012, respectively.

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

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of 5 years.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The Company had no dilutive common shares during the three months ended March 31, 2013 or 2012.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as a deferred tax expense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2013 or December 31, 2012.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has sustained operating losses of $112,842 since inception. These losses are primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete the merger transaction in November 2012, as described in Note 1. During 2012, the Company incurred audit related fees of approximately $62,000, as well as $65,000 relating to the acquisition of the public shell. Going forward, the Company expects these annual expenses to be lower. In addition, in September of 2012, the Company entered into a new factoring agreement with TAB Bank which reduced financing costs from an average APR of 24% to 12%. We expect this will generate an annual savings of approximately $40,000 to $70,000.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012

Equipment	$5,346	$4,945
	28,000	-
	33,346	4,945

Less: accumulated depreciation	2,192	736

	$31,154	$4,209

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $1,456 and $0, respectively.

6. NOTES RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivables to an officer of the Company. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum.

7. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payables from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding as of March 31, 31, 2013 and December 31, 2012 amounted to $230,128 and $255,128, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. All notes are payable at various dates ranging from March through December 2015. During the reporting period, there were no financial covenant requirements under the notes.

8. CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. As of December 31, 2012, the Company has an open claim involving a former employee, which is in the discovering phase. The estimate of potential loss cannot currently be made as of the date when the consolidated financial statement were issued.

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

Revenues and Losses

The Company has posted revenues from operations based on its billings to, and services for, customers. Based its consolidated financial statements, the Company had revenues of $1,915,064 for the period ended March 31, 2013.

The Company has a mixed record of net losses and profits. Based on its consolidated financial statements, the Company experienced a net loss of $13,387 for the period ended March 31, 2013.

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

Capital Resources

As of March 31, 2013, the Company had cash of $110,937 and accounts receivable of $70,441.

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

Discussion of Period Ended March 31, 2013 compared to the Period Ended March 31, 2012

The Company generated revenues during the period ended March 31, 2013 of $1,915,064 as compared to revenues for the period ended March 31, 2012 of $1,488,491. The Company attributes such growth in revenue to the addition of new clients, consisting primarily of eight new customers.

The Company expects the primary trend of increasing revenues to continue. As a result, payroll costs will increase, and the addition of sales personnel will impact future sale increases. Continued improvement in the economy should also have a positive impact via existing clients doing more business with the Company. In addition, the Company expects to lower workers’ compensation costs based on lower rates.

For the period ended March 31, 2013, the Company had loss from operations of $8,234 compared to a similar loss from operations for the period ended March 31, 2012 of $4,345. The Company had a decrease in net loss for the period ended March 31, 2013 of $13,387 compared to the period ended March 31, 2012 of $19,719.

For the period ended March 31, 2013, the Company used cash of $12,861 in its operations compared to $17,299 for the same period in 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

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

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on May, 2012, resulting in the resignation of the then officers and directors. New officers and directors are now in charge of the Company's internal controls over financial reporting but have not made any changes during its fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2013, 7,000,000 shares of common stock and no preferred stock were issued and outstanding.

During the past three years, the Company has issued the following common shares:

On April 20, 2011, the Company issued, 10,000,000 shares of common stock to Tiber Creek Corporation for $1,000 of which 9,750,000 were redeemed in May 2012, for the redemption price of $975.

On April 20, 2011, the Company issued, 10,000,000 shares of common stock to MB Americus, LLC for $1,000 of which 9,750,000 were redeemed in May 2012, for the redemption price of $975.

On May 23, 2012, the Company issued, 1,000,000 shares of common stock to Cliff Blake pursuant to a change of control in the Company for $100.

From July 1, 2012 through October 31, 2012, the Company issued, 500,000 shares of common stock to multiple shareholders pursuant to executed subscription agreements. The aggregate consideration paid for these shares was $50.

On November 13, 2012, the Company issued, 4,000,000 shares of common stock each to Devon Galpin, Julie Galpin, Joy Mautz and Michael Mautz, four management personnel, in connection with the mergers.

On November 13, 2012, the Company issued, 1,000,000 shares of common stock to Terry Blake, the wife of Cliff Blake, the chief financial officer and sole director of the Company.

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

FIRST RATE STAFFING CORPORATION

By: /s/ Cliff Blake
President and Principal executive officer
Principal financial officer

Dated: May 21, 2103

