Form 10-K/A
period 2012-12-31
FIRST RATE STAFFING Corp
filed 2013-05-29
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Major end-use customers include businesses from a wide range of industries. Nine out of ten large US businesses have used a staffing agency, according to the American Staffing Association. Wholesale, retail, and service industries are most likely to use temporary help services. Marketing involves direct sales presentations, referrals from existing clients, and advertising. Agencies compete both for customers and workers. Depending on market supply and demand at any given time, agencies may allocate more resources either to finding potential employers or potential workers. Permanent placement agencies work either on a retainer or a contingency basis, often 30 percent of annual salary. Clients may retain an agency for a specific job search or on contract for a specific period. Temporary help services charge customers a fixed price per hour or a standard markup on prevailing hourly rates. When a temporary employee is hired for a regular position within a company, the customer pays a fee.

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

On May 23, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933 , 1,000,000 shares of common stock to Cliff Blake pursuant to a change of control in the Company for $100.

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

As of April 1, 2013, the Company has approximately 45 shareholders who hold its outstanding common stock.

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

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

Liquidity

To date, the Company has not suffered from a liquidity issue, based on expected recurring operations. Any liquidity issues in the past were experienced as a result of non-recurring expenses and charges. In 2012, the Company expended a total of $105,780 in connection with the public of the Company’s securities ($45,000 paid to Tiber Creek, $42,000 for audit work and $18,780 for other professional fees). These amounts are non-recurring in nature, and without incurring such amounts, the Company would have finished 2012 with a cash balance of $291,367. Instead, the Company finished the year ended 2012 with a cash balance of $185,587. Although the Company incurred net loans of $255,128 from related parties in 2012, the Company would have still been cash-positive at the end of 2012 if the non-recurring expenses had not arisen (hence, not needing the related party loan). As a result, the Company did not experience cash flow or liquidity issues in 2012 from its recurring nature of actual business operations. In 2013, the Company expects to expend approximately $50,000 for meeting various public company reporting and related requirements. However, the Company nevertheless expects to be cash-positive during 2013, because the Company entered into a new factoring agreement in September of 2012, which has a substantially lower interest rate charged to the Company (0.90% per month as opposed to the previous level of 2.74% per month). The Company expects that the new factoring agreement will result in reduced expenditures and cash savings to the Company of between $100,000 and $125,000 in 2013 vis-à-vis 2012. The Company utilizes a factoring facility to manage working capital and to ensure reasonable availability of access to cash.

As discussed above, the main liquidity issue was addressed when the Company entered into new factoring agreements that went into effect September 1, 2012. The Company expects to save more than $100,000 annually from this new arrangement (the difference resulting mainly from the lower interest rate charged by the new factor). The Company entered into a new agreement with TAB Bank, effective September 1, 2012, with a $1,000,000 factor commitment.

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

During the year ended December 31, 2012, the Company posted an operating loss of $109,662 and net loss of $120,195, as compared to an operating profit of $95,556 and net profit of $21,315 for the year ended December 31, 2011. A major contributor to the year-over-year decrease in profitability was the professional fees and costs of preparing for the Company’s status as a public company and conducting this offering. The Company incurred significant accounting, legal and other fees. Professional fees during the year ended December 31, 2012 were $105,780 as compared to professional fees of only $550 in the year ended December 31, 2011, an increase largely driven by the fees required to prepare for conducting a public offering of securities. In addition, the Company experienced increased workers’ compensation costs, due to the increase in revenues as well as rate increases that occurred during 2012. Also, employee salaries and payroll costs necessarily rise as revenues rise, as was the case in 2012 compared to the prior year. The increase in workers’ compensation costs is based on the payroll of the Company; hence the costs rise as the payroll of the Company rises. Operating fees from insurance increased 22% from $278,495 in the year ended December 31, 2011 to $338,604 in the year ended December 31, 2012. The increase in these costs was primarily attributable to an increase in workers’ compensation premiums by $60,108 on a year-over-year basis. The increase in workers’ compensation costs is based on the payroll of the company; hence the costs rise as the payroll of the company revenues rises. Workers’ compensation insurance costs represent the majority of this increase in insurance costs. Liability insurance, which is tied directly to the Company’s annual revenues, increased because of the increase in revenues. Both costs are recorded under operating expenses. In addition, workers’ compensation costs for the period of May 2012 to at least December of 2012 were calculated by the insurance carrier using the incorrect modification score for the Company. Part of the increase in workers’ compensation costs was due to this error. The difference will be reflected as a credit against future workers’ compensation invoices. (i.e. recorded as a prepaid expense)

On an aggregate basis, the Company increased operating expenses by approximately 70% from 2011 to 2012. However, it should be noted that revenues also increased by 13.5%, and the Company required additional expense to meet the growth. Hence, in addition to the professional fees associated with the public offering ($105,780), the Company experienced additional operating expenses related directly to increased revenue growth on a year-over-year basis.

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

Management's Report of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Cliff Blake

Cliff Blake serves as Chief Executive Officer, President, Secretary and Treasurer of the Company, and is the sole director of the Company. Mr. Blake has over 22 years of experience in business and management, including in starting, building and operating numerous businesses, including over 12 years in owning and operating staffing businesses. Mr. Blake founded and built his own staffing company, Easy Staffing Services (based in Scottsdale, Arizona), in 1999, and he served as its President and CEO from 1999 to 2009. Through the direction of Mr. Blake, the company started with an idea and was built in to a successful company employing over 50 internal employees and thousands of more temporary employees. The company was a major competitor in several states across the United States with ending annual revenues of over $104 million in 2009. The company was sold in 2009. From March 2009 to April 2010, Mr. Blake was employed by Lumea Staffing, Inc., which acquired Easy Staffing Services. From May 2010 to 2012 (when Mr. Blake joined the Company), Mr. Blake was self-employed. Mr. Blake received a Bachelor of Science degree from Louisiana Tech University in 1974 and a Master of Business Administration degree in Finance from Florida State University in 1975.

Devon Galpin

Devon Galpin serves as President and Chief Operating Officer of the Company. Mr. Galpin supervises all operations of these entities, which includes all office locations, recruiting, internal staffing, order fulfillment, payroll, invoicing compliance, along with client management. Mr. Galpin has worked in similar roles and capacities for over the past 6 years, and joined the Company in 2010. Mr. Galpin served in the staffing industry since 2004 holding positions beginning in August 2005 at Excel Staffing Sevices, Inc. and Lumea Staffing, Inc. in sales, account management and operations. At the time he left Excel Staffing Services, Inc. and Lumea Staffing, Inc. in April 2010to join the Company, Mr. Galpin oversaw the operations and management of $30 million is staffing business encompassing California and Arizona. Mr. Galpin worked hand in hand with all senior members of his company to procure business and develop better operations for current and future clients. Mr. Galpin was also in charge of overseeing all payroll matters, delegating and hiring/terminating positions, evaluating profitability of clients, and accounts renewals. Mr. Galpin received a Bachelor of Arts degree in Political Science from Chapman College.

Michael Mautz

Michael Mautz serves as Vice President of Risk Management for the Company. Mr. Mautz supervises all risk management activities of these entities, including the worker’s compensation program of the companies. Mr. Mautz is an OSHA-certified risk manager. Mr. Mautz has been involved in the staffing industry for 12 years with his primary focus on risk management and loss prevention. His previous tenure with rapidly growing staffing companies, Excel Staffing Services Inc. and Lumea Staffing Inc., allowed him to gain critical knowledge on how to grow a business in a safe and productive manner. Because of the steady growth of the company, the risk management department had to be very aggressive and effectively design programs that protected the employees, thereby creating a more profitable business environment for the company. Mr. Mautz was with Excel Staffing Services, Inc. and Lumea Staffing Inc. from Janury 2004 to April 2010, at which time he then joined the Company.

Joy Mautz

Joy Mautz serves as Vice President of Finance for the Company. Ms. Mautz heads all accounting functions, including cash flow management, state and federal tax compliance, financial modeling, forecasting and Sarbanes-Oxley compliance. Ms. Mautz has served in the staffing industry since 2005 holding positions as Controller and Assistant Controller of private and public companies, including Excel Staffing Services Inc. (during the period June 2005 to March 2010) and Lumea Staffing Inc. prior to joining the Company in 2010. Ms. Mautz was employed by Lumea Staffing, Inc. from 2009 to 2012. As Assistant Controller and Controller, she worked with the daily cash management and treasury management for a multitude of business accounts. She worked directly with all banking relationship managers and directly with funding companies preparing daily funding requests and other daily and quarterly reports. Ms. Mautz assisted outside auditors with audit processes for private and public companies. She performed cash flow analysis, monthly financial statements and other miscellaneous management ad hoc reports. She analyzed business performance to maximize operations and prepared budgets, payroll, and cash flow reports. Also, Ms. Mautz performed monthly reconciliations for all bank accounts for management and for auditing purposes, and she researched and resolved any out of balances. Ms Mautz managed accounts receivables and made collection calls when needed. She also assisted with accounts payable and provided solutions to any deficiencies. Ms. Mautz received a Bachelor of Arts degree from the California State University at Fullerton in 2004.

Julie Galpin

Julie Galpin serves as Secretary for the Company. In this capacity, she also performs accounting and finance duties for these companies. For the past several years, Ms. Galpin has worked in similar accounting roles and capacities, including at Excel Staffing Services Inc. and Lumea Staffing Inc. where she worked during the period April 2008 to April 2010 immediately prior to joining the Company in 2010. Ms. Galpin has served in the staffing industry since 2005, holding the position of accounting manager. Her skills are in accounts receivables, reconciliations, and banking relationships. Ms. Galpin received a Bachelor of Arts degree in Psychology from the University of California, Irvine in 2005.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference.

2.1++	Agreement and Plan of Merger
2.2++	Agreement and Plan of Merger
3.1+	Certificate of Incorporation
3.2+	By-laws
10.1+++	Factoring Agreements with TAB Bank
10.2+++	Guarantees regarding TAB Bank
10.3++++	Agreement with Tiber Creek Corporation
10.4++++	Promissory Note
10.5++++	Promissory Note
10.6++++	Promissory Note
10.7++++	Promissory Note
10.8++++	Promissory Note

____________________

+	Previously filed on Form 10-12G on June 2, 2011 (File No.: 000-54427) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
++	Previously filed on Form S-1 on November 13, 2012 (File No.: 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
+++	Previously filed on Form S-1 on February 1, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
++++	Previously filed on Form S-1 on April 11, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

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

Revenue Recognition

The Company’s revenue is derived from providing temporary staffing services to its clients. The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition . In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes . Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

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

7. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 7,000,000 shares of common stock and no preferred stock were issued and outstanding .

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

FIRST RATE STAFFING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31:

	2012	2011

Current
Federal	$-	$-
State	50	45
Total current	50	45

Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total	$50	$45

Significant components of deferred income tax assets and liabilities are as follows:

	2012	2011

Net operating loss carryforwards	$24,904	$16,863
State income taxes	(1,195)	-
Allowance for doubtful accounts	-	-
Depreciation and amortization	-	-
Other	17	-
Total, net	23,726	16,863
Valuation allowance	(23,726)	(16,863)
Deferred tax assets, net	$-	$-

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

FIRST RATE STAFFING CORPORATION

Dated: May 29, 2013	By:	/s/ Cliff Blake
Chief Executive Officer

Dated: May 29, 2013	By:	/s/ Cliff Blake
Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Cliff Blake	Director	May 29, 2013