Form 10-K/A
period 2012-12-31
FIRST RATE STAFFING Corp
filed 2013-06-28
CIK 1522215

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

The promissory notes were issued primarily in order to provide capital that was anticipated to be needed for costs associated with the planned public offering of securities by the Company. As part of the going-public process, the Company estimated expenses that may be required in conjunction with such process. As part of estimating these expenses, the Company erred on the side of providing a cash cushion, so the aggregate amount of promissory notes issued has exceeded the total amount actually used for expenses related to the public offering to date. In essence, the Company received more monies through the promissory notes than it has needed to date for the public offering expenses.

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

The Company believes that certain trends, events, demands, commitments and uncertainties may reasonably be expected to have an impact on the Company’s operations and capital resources:

Workers’ compensation costs: Applicable workers’ compensation rates may increase, which would have a significant impact on the Company’s costs and profitability. The Company believes that there is an ongoing trend by workers’ compensation insurance carriers to migrate outside of California. This general trend causes significant upward pressure on insurance rates for other carriers and customers (such as the Company) that operate in California. In terms of the Company specifically, the Company also may experience increased costs from workers’ compensation based on its loss experience. As workers’ compensation rates and premiums are calculated based on the experience of the Company, increased losses by the Company could result in higher insurance premium rates in future years.

General economic environment: The current economic recovery may end, and the general economic environment may experience significant fluctuations or changes. The Company’s business is very dependent on general economic conditions, and changes in the general economic environment may have a significant impact on the Company’s business and cash flow.

PPACA: The impact of the Patient Protection and Affordable Care Act (PPACA) may be significant. The Company believes that there may be a significant positive or negative impact ultimately on the Company and other businesses in its sector based on the implementation of PPACA. On the positive side, PPACA will require more administrative work for customers of the Company, thereby increasing potential service and revenue opportunities for the Company. However, on the negative side, some customers of the Company may decide to cease using the Company’s services and may choose to migrate functions in-house due to the complexity and time involved in PPACA compliance.

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

As discussed above, the Company incurred $105,780 of costs in 2012 in connection with the public offering, and the Company continues to incur ongoing costs in completing the public offering process (such as, without limitation, accounting fees, printing and Edgar costs, etc., associated with replying to comments of the Commission and filing amended documents). The Company currently estimates that it will require an expenditure of approximately $159,000 during 2013 in connection with the public offering. The following details an estimate of the costs that the Company intends to expend in 2013 in connection with the public offering:

The Company estimates that the following costs will be expended in 2013 in connection with the public offering:

Filing fees:	$6,000
Edgar fees:	$8,000
Transfer agent fees:	$10,000
Public relations fees:	$12,000
Attorney’s fees:	$25,000
Audit/Pre Audit/Review:	$76,000
Travel and Entertainment (broker roadshow):	$22,000

The costs associated with going public will necessarily be increased (due to costs of Edgar fees, accounting review fees, etc.) until the Company completes the process of going public.

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

During the year ended December 31, 2012, the Company posted an operating loss of $109,662 and net loss of $120,195, as compared to an operating profit of $95,556 and net profit of $21,315 for the year ended December 31, 2011. A major contributor to the year-over-year decrease in profitability was the professional fees and costs of preparing for the Company’s status as a public company and conducting this offering. The Company incurred significant accounting, legal and other fees. Professional fees during the year ended December 31, 2012 were $105,780 as compared to professional fees of only $550 in the year ended December 31, 2011, an increase largely driven by the fees required to prepare for conducting a public offering of securities. In addition, the Company experienced increased workers’ compensation costs (reflected in its costs of goods sold), due to the increase in revenues as well as rate increases that occurred during 2012. Also, employee salaries and payroll costs necessarily rise as revenues rise, as was the case in 2012 compared to the prior year. The increase in workers’ compensation costs is based on the payroll of the Company; hence the costs rise as the payroll of the Company rises. Operating fees from insurance increased 22% from $278,495 in the year ended December 31, 2011 to $338,604 in the year ended December 31, 2012. The increase in these costs was primarily attributable to an increase in workers’ compensation premiums by $60,108 on a year-over-year basis. The increase in workers’ compensation costs is based on the payroll of the company; hence the costs rise as the payroll of the company revenues rises. Workers’ compensation insurance costs represent the majority of this increase in insurance costs. Liability insurance, which is tied directly to the Company’s annual revenues, increased because of the increase in revenues. In addition, workers’ compensation costs for the period of May 2012 to at least December of 2012 were calculated by the insurance carrier using the incorrect modification score for the Company, resulting in an amount of $41,105 being additionally expensed for workers’ compensation costs due to this error than would have otherwise been correct.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors, officers and management. Only Mr. Blake has been formally elected and installed as an executive officer and director of the Company, although it is expected that the other individuals named below would be elected and appointed as officers and directors prior to the time the Company begins its public offering (i.e. prior to the time the registration statement for the Company to go public is declared effective).

Name	Age	Position	Year Commenced with Company

Cliff Blake	58	Chief Executive Officer and Director	2012
Devon Galpin	34	Chief Operating Officer	2012
Michael Mautz	46	Vice President of Risk Management	2012
Joy Mautz	37	Vice President of Finance	2012
Julie Galpin	35	Assistant Secretary	2012

Cliff Blake

Cliff Blake serves as Chief Executive Officer, President, official Secretary and Treasurer of the Company, and is the sole director of the Company. Mr. Blake has over 22 years of experience in business and management, including in starting, building and operating numerous businesses, including over 12 years in owning and operating staffing businesses. Mr. Blake founded and built his own staffing company, Easy Staffing Services (based in Scottsdale, Arizona), in 1999, and he served as its President and CEO from 1999 to 2009. Through the direction of Mr. Blake, the company started with an idea and was built in to a successful company employing over 50 internal employees and thousands of more temporary employees. The company was a major competitor in several states across the United States with ending annual revenues of over $104 million in 2009. The company was sold in 2009. From March 2009 to April 2010, Mr. Blake was employed by Lumea Staffing, Inc., which acquired Easy Staffing Services. From May 2010 to 2012 (when Mr. Blake joined the Company), Mr. Blake was self-employed. Mr. Blake received a Bachelor of Science degree from Louisiana Tech University in 1974 and a Master of Business Administration degree in Finance from Florida State University in 1975.

Devon Galpin

Devon Galpin serves as Chief Operating Officer of the Company. Mr. Galpin supervises all operations of these entities, which includes all office locations, recruiting, internal staffing, order fulfillment, payroll, invoicing compliance, along with client management. Mr. Galpin served in the staffing industry since 2004 holding positions beginning in August 2005 at Excel Staffing Sevices, Inc. and Lumea Staffing, Inc. in sales, account management and operations. At the time he left Excel Staffing Services, Inc. and Lumea Staffing, Inc. in April 2010, Mr. Galpin oversaw the operations and management of $30 million is staffing business encompassing California and Arizona. In 2010, Mr. Galpin was a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which he served until those entities merged into the Company. Upon such merger in 2012, Mr. Galpin became a part of the management of the Company. Mr. Galpin worked hand in hand with all senior members of his company to procure business and develop better operations for current and future clients. Mr. Galpin was also in charge of overseeing all payroll matters, delegating and hiring/terminating positions, evaluating profitability of clients, and accounts renewals. Mr. Galpin received a Bachelor of Arts degree in Political Science from Chapman College.

Michael Mautz

Michael Mautz serves as Vice President of Risk Management for the Company. Mr. Mautz supervises all risk management activities of these entities, including the worker’s compensation program of the companies. Mr. Mautz is an OSHA-certified risk manager. Mr. Mautz has been involved in the staffing industry for 12 years with his primary focus on risk management and loss prevention. His previous tenure with rapidly growing staffing companies, Excel Staffing Services Inc. and Lumea Staffing Inc., allowed him to gain critical knowledge on how to grow a business in a safe and productive manner. Because of the steady growth of the company, the risk management department had to be very aggressive and effectively design programs that protected the employees, thereby creating a more profitable business environment for the company. Mr. Mautz was with Excel Staffing Services, Inc. and Lumea Staffing Inc. from Janury 2004 to April 2010, just prior to Mr. Mautz becoming a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which he served until those entities merged into the Company. Upon such merger in 2012, Mr. Mautz became a part of the management of the Company.

Joy Mautz

Joy Mautz serves as Vice President of Finance for the Company. Ms. Mautz heads all accounting functions, including cash flow management, state and federal tax compliance, financial modeling, forecasting and Sarbanes-Oxley compliance. Ms. Mautz has served in the staffing industry since 2005 holding positions as Controller and Assistant Controller of private and public companies, including Excel Staffing Services Inc. (during the period June 2005 to March 2010) and Lumea Staffing Inc. Ms. Mautz was employed by Lumea Staffing, Inc. from 2009 to 2012. As Assistant Controller and Controller, she worked with the daily cash management and treasury management for a multitude of business accounts. She worked directly with all banking relationship managers and directly with funding companies preparing daily funding requests and other daily and quarterly reports. Ms. Mautz assisted outside auditors with audit processes for private and public companies. She performed cash flow analysis, monthly financial statements and other miscellaneous management ad hoc reports. She analyzed business performance to maximize operations and prepared budgets, payroll, and cash flow reports. Also, Ms. Mautz performed monthly reconciliations for all bank accounts for management and for auditing purposes, and she researched and resolved any out of balances. Ms Mautz managed accounts receivables and made collection calls when needed. She also assisted with accounts payable and provided solutions to any deficiencies. In 2010, Ms. Mautz was a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which she served until those entities merged into the Company. Upon such merger in 2012, Ms. Mautz became a part of the management of the Company. Ms. Mautz received a Bachelor of Arts degree from the California State University at Fullerton in 2004.

Julie Galpin

Julie Galpin serves as Assistant Secretary for the Company. In this capacity, she also performs accounting and finance duties for these companies. For the past several years, Ms. Galpin has worked in similar accounting roles and capacities, including at Excel Staffing Services Inc. and Lumea Staffing Inc. where she worked during the period April 2008 to April 2010. Ms. Galpin has served in the staffing industry since 2005, holding the position of accounting manager. In 2010, Ms. Galpin was a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which he served until those entities merged into the Company. Upon such merger in 2012, Ms. Galpin became a part of the management of the Company. Her skills are in accounts receivables, reconciliations, and banking relationships. Ms. Galpin received a Bachelor of Arts degree in Psychology from the University of California, Irvine in 2005.

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
Assistant Secretary

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
Assistant Secretary

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

FIRST RATE STAFFING CORPORATION

Dated: June 28, 2013	By:	/s/ Cliff Blake
Chief Executive Officer

Dated: June 28, 2013	By:	/s/ Cliff Blake
Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Cliff Blake	Director	June 28, 2013