Form 10-K/A
period 2012-12-31
FIRST RATE STAFFING Corp
filed 2013-07-24
CIK 1522215

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

ITEM 3. LEGAL PROCEEDINGS

Other than ongoing and routine employee claims for worker’s compensation that arise during the ordinary course of the business of the Company, there are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Devon Galpin, an officer of the Company, was named as a defendant (along with First Rate California) in a civil lawsuit filed in the Superior Court of California, County of Los Angeles, by Lumea Inc. and Lumea Staffing of California, Inc. in 2010. Subsequently, the parties entered into a mutual settlement and release agreement, and the case was dismissed in 2011. Mr. Galpin is no longer a party to any such litigation, and no such litigation is currently pending or threatened against Mr. Galpin.

None of the officers and directors of the Company are presently involved in material legal proceedings. Moreover, during the past ten years, none of the officers and directors of the Company have been involved in material legal proceedings of the nature described in Item 401(f) of Regulation S-K).

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

The promissory notes were issued primarily in order to provide capital that was anticipated to be needed for costs associated with the planned initial public offering of securities by the Company. As part of the initial public offering process, the Company estimated expenses that may be required in conjunction with such process. As part of estimating these expenses, the Company erred on the side of providing a cash cushion, so the aggregate amount of promissory notes issued has exceeded the total amount actually used for expenses related to its public offering of securities to date. In essence, the Company received more monies through the promissory notes than it has needed to date for the public offering expenses.

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

Liquidity

To date, the Company has not suffered from a liquidity issue, based on expected recurring operations. Any liquidity issues in the past were experienced as a result of non-recurring expenses and charges. In 2012, the Company expended a total of $105,780 in connection with the public of the Company’s securities ($45,000 paid to Tiber Creek, $42,000 for audit work and $18,780 for other professional fees). These amounts are non-recurring in nature, and without incurring such amounts, the Company would have finished 2012 with a cash balance of $291,367. Instead, the Company finished the year ended 2012 with a cash balance of $185,587. Although the Company incurred net loans of $231,493 from related parties in 2012, the Company would have still been cash-positive at the end of 2012 if the non-recurring expenses had not arisen (hence, not needing the related party loan). As a result, the Company did not experience cash flow or liquidity issues in 2012 from its recurring nature of actual business operations. In 2013, the Company expects to expend approximately $50,000 for meeting various public company reporting and related requirements. However, the Company nevertheless expects to be cash-positive during 2013, because the Company entered into a new factoring agreement in September of 2012, which has a substantially lower interest rate charged to the Company (0.90% per month as opposed to the previous level of 2.74% per month). The Company expects that the new factoring agreement will result in reduced expenditures and cash savings to the Company of between $100,000 and $125,000 in 2013 vis-à-vis 2012. The Company utilizes a factoring facility to manage working capital and to ensure reasonable availability of access to cash.

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

As discussed above, the Company incurred $105,780 of costs in 2012 in connection with the public offering, and the Company continues to incur ongoing costs in completing the initial public offering process (such as, without limitation, accounting fees, printing and Edgar costs, etc., associated with replying to comments of the Commission and filing amended documents). The Company currently estimates that it will require an expenditure of approximately $159,000 during 2013 in connection with the public offering. The following details an estimate of the costs that the Company intends to expend in 2013 in connection with its public offering of securities:

The Company estimates that the following costs will be expended in 2013 in connection with its public offering of securities:

Filing fees:	$6,000
Edgar fees:	$8,000
Transfer agent fees:	$10,000
Public relations fees:	$12,000
Attorney’s fees:	$25,000
Audit/Pre Audit/Review:	$76,000
Travel and Entertainment (broker roadshow):	$22,000

The costs associated with the public offering of securities will necessarily be increased (due to costs of Edgar fees, accounting review fees, etc.) until the Company completes the process of the public offering of securities.

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

During the year ended December 31, 2012, the Company posted an operating loss of $109,662 and net loss of $120,195, as compared to an operating profit of $95,556 and net profit of $21,315 for the year ended December 31, 2011. A major contributor to the year-over-year decrease in profitability was the professional fees and costs of preparing for the Company’s status as a public company and conducting an initial public offering of securities. The Company incurred significant accounting, legal and other fees. Professional fees during the year ended December 31, 2012 were $105,780 as compared to professional fees of only $550 in the year ended December 31, 2011, an increase largely driven by the fees required to prepare for conducting a public offering of securities. In addition, the Company experienced increased workers’ compensation costs (reflected in its costs of goods sold), due to the increase in revenues as well as rate increases that occurred during 2012. Also, employee salaries and payroll costs necessarily rise as revenues rise, as was the case in 2012 compared to the prior year. The increase in workers’ compensation costs is based on the payroll of the Company; hence the costs rise as the payroll of the Company rises. Operating fees from insurance increased 22% from $278,495 in the year ended December 31, 2011 to $338,604 in the year ended December 31, 2012. The increase in these costs was primarily attributable to an increase in workers’ compensation premiums by $60,108 on a year-over-year basis. The increase in workers’ compensation costs is based on the payroll of the company; hence the costs rise as the payroll of the company revenues rises. Workers’ compensation insurance costs represent the majority of this increase in insurance costs. Liability insurance, which is tied directly to the Company’s annual revenues, increased because of the increase in revenues. In addition, workers’ compensation costs for the period of May 2012 to at least December of 2012 were calculated by the insurance carrier using the incorrect modification score for the Company, resulting in an amount of $41,105 being additionally expensed for workers’ compensation costs due to this error than would have otherwise been correct.

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

Explanatory Note

Several of the Company’s officers and directors were previously employed by Easy Staffing Services Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008). In March of 2009, Lumea, Inc. purchased Easy Staffing Services Inc. Mr. Blake was retained as President of Easy Staffing Services Inc. by Lumea, Inc. The entity Lumea, Inc. was a subsidiary of Green Planet Group, Inc. The President and CEO of Green Planet Group, Inc., and its Chief Financial Officer, retained the full financial control of Lumea, Inc. after the acquisition of Easy Staffing Services Inc. by Lumea, Inc.

Other than Mr. Blake, no other officer or director of the Company was party to any employment agreement with Lumea, Inc. or any of its affiliated entities. Mr. Blake was a party to any employment agreement with Lumea, Inc. and its affiliated entities, but such agreement was terminated when Mr. Blake resigned in 2010. A non-compete clause in Mr. Blake’s employment agreement expired in 2012.

Prior to, and during, 2012, Lumea, Inc. and its affiliates threatened and pursued civil litigation against Mr. Blake. However, as of 2012, all such litigation against Mr. Blake has ceased, and Lumea, Inc. filed for bankruptcy in spring of 2012 and dissolved all of its operations in August 2012. There are no pending or threatened legal actions against Mr. Blake or the Company arising from or related to Lumea, Inc. or any of its affiliated entities.

Cliff Blake

Cliff Blake serves as Chief Executive Officer, President, official Secretary and Treasurer of the Company, and is the sole director of the Company. Mr. Blake has over 22 years of experience in business and management, including in starting, building and operating numerous businesses, including over 12 years in owning and operating staffing businesses. Mr. Blake founded and built his own staffing company, Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008), based in Scottsdale, Arizona, in 1999, and he served as its President and CEO from 1999 to 2009. Through the direction of Mr. Blake, the company started with an idea and was built in to a successful company employing over 50 internal employees and thousands of more temporary employees. The company was a major competitor in several states across the United States with ending annual revenues of over $104 million in 2009. The company was sold in 2009. From March 2009 to April 2010, Mr. Blake was employed as President of Easy Staffing Services, Inc. by Lumea, Inc., which acquired Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008). From May 2010 to 2012 (when Mr. Blake joined the Company as an officer and director), Mr. Blake was self-employed. During this time, Mr. Blake conducted research on the staffing marketplace and helped design the business plan and model for the Company. Mr. Blake also provided advice and consultation (including with respect to workers’ compensation insurance, sales and marketing ,customer targeting and retention, risk management techniques, accounts receivable management, financing strategies and options, data processing, staffing industry relationships and operational management) to each of First Rate California and First Rate Nevada, respectively, and prepared the Company and these entities for potential merger and acquisition and going-public transactions. Mr. Blake was not directly employed by, or an officer or director of, First Rate Staffing, Inc. or First Rate Staffing LLC; however, he served as a valuable business advisor and consultant for these entities from 2010 to 2012. Mr. Blake did not receive any monetary compensation for his advisory role with First Rate Staffing, Inc. and First Rate Staffing LLC, however, he was provided with health care benefits. Mr. Blake received a Bachelor of Science degree from Louisiana Tech University in 1974 and a Master of Business Administration degree in Finance from Florida State University in 1975.

Devon Galpin

Devon Galpin serves as Chief Operating Officer of the Company. Mr. Galpin supervises all operations of these entities, which includes all office locations, recruiting, internal staffing, order fulfillment, payroll, invoicing compliance, along with client management. Mr. Galpin served in the staffing industry since 2004 holding positions beginning in August 2005 at Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008). Mr. Galpin joined Lumea Staffing of California, Inc. in March 2009 in sales, account management and operations. At the time he left Easy Staffing Services, Inc. and Lumea Staffing of California, Inc. in April 2010, Mr. Galpin oversaw the operations and management of $30 million is staffing business encompassing California and Arizona. In 2010, Mr. Galpin was a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which he served until those entities merged into the Company. Upon such merger in 2012, Mr. Galpin became a part of the management of the Company. Mr. Galpin worked hand in hand with all senior members of his company to procure business and develop better operations for current and future clients. Mr. Galpin was also in charge of overseeing all payroll matters, delegating and hiring/terminating positions, evaluating profitability of clients, and accounts renewals. Mr. Galpin received a Bachelor of Arts degree in Political Science from Chapman College.

Michael Mautz

Michael Mautz serves as Vice President of Risk Management for the Company. Mr. Mautz supervises all risk management activities of these entities, including the worker’s compensation program of the companies. Mr. Mautz is an OSHA-certified risk manager. Mr. Mautz has been involved in the staffing industry for 12 years with his primary focus on risk management and loss prevention. His previous tenure with rapidly growing staffing companies, Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008) and Lumea Staffing Inc., allowed him to gain critical knowledge on how to grow a business in a safe and productive manner. Because of the steady growth of the company, the risk management department had to be very aggressive and effectively design programs that protected the employees, thereby creating a more profitable business environment for the company. Mr. Mautz was with Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008) and Lumea Staffing Inc. from Janury 2004 to April 2010, just prior to Mr. Mautz becoming a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which he served until those entities merged into the Company. Upon such merger in 2012, Mr. Mautz became a part of the management of the Company. During his time at Easy Staffing Services, Inc. (January 2004 to March 2009), Mr. Mautz served first as a staffing coordination, then as a risk manager and later as a loss prevention specialist. Mr. Mautz continued in his capacity as a loss prevention specialist with Lumea Staffing, Inc. from March 2009 to April 2010.

Joy Mautz

Joy Mautz serves as Vice President of Finance for the Company. Ms. Mautz heads all accounting functions, including cash flow management, state and federal tax compliance, financial modeling, forecasting and Sarbanes-Oxley compliance. Ms. Mautz has served in the staffing industry since 2005 holding positions as Controller and Assistant Controller of private and public companies, including Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008) during the period June 2005 to March 2010. Ms. Mautz was employed by Lumea Staffing, Inc. as an accountant from 2009 to 2012, after Lumea Staffing, Inc. acquired Excel Staffing Services, Inc. As Assistant Controller and Controller, she worked with the daily cash management and treasury management for a multitude of business accounts. She worked directly with all banking relationship managers and directly with funding companies preparing daily funding requests and other daily and quarterly reports. Ms. Mautz assisted outside auditors with audit processes for private and public companies. She performed cash flow analysis, monthly financial statements and other miscellaneous management ad hoc reports. She analyzed business performance to maximize operations and prepared budgets, payroll, and cash flow reports. Also, Ms. Mautz performed monthly reconciliations for all bank accounts for management and for auditing purposes, and she researched and resolved any out of balances. Ms Mautz managed accounts receivables and made collection calls when needed. She also assisted with accounts payable and provided solutions to any deficiencies. In 2010, Ms. Mautz was a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which she served until those entities merged into the Company. Upon such merger in 2012, Ms. Mautz became a part of the management of the Company. Ms. Mautz received a Bachelor of Arts degree from the California State University at Fullerton in 2004.

Julie Galpin

Julie Galpin serves as Assistant Secretary for the Company. In this capacity, she also performs accounting and finance duties for these companies. For the past several years, Ms. Galpin has worked in similar accounting roles and capacities, including at Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008), where she worked during the period April 2008 to April 2010. Ms. Galpin has served in the staffing industry since 2005, holding the position of accounting manager. In 2010, Ms. Galpin was a co-founder and officer of each of First Rate California and First Rate Nevada, respectively, a position in which he served until those entities merged into the Company. Upon such merger in 2012, Ms. Galpin became a part of the management of the Company. Her skills are in accounts receivables, reconciliations, and banking relationships. Ms. Galpin received a Bachelor of Arts degree in Psychology from the University of California, Irvine in 2005.

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

F- 1

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 10, 2013

F- 2

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

F- 3

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

F- 4

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

F- 5

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

F- 6

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

F- 7

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

F- 8

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

F- 9

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

F- 10

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

F- 11

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

F- 12

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

F- 13

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

F- 14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

Dated: July 23, 2013	By:	/s/ Cliff Blake
Chief Executive Officer

Dated: July 23, 2013	By:	/s/ Cliff Blake
Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	July 23, 2013