Form 10-K/A
period 2012-12-31
FIRST RATE STAFFING Corp
filed 2013-08-09
CIK 1522215

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

The mergers were effectuated by the Company through the exchange of (i) all of the outstanding membership interests of First Rate California for 2,000,000 shares of common stock of the Company, and (ii) all of the outstanding shares of First Rate Nevada for 2,000,000 shares of common stock of the Company. Accordingly, a total of 4,000,000 shares were issued in the mergers.

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

Explanatory Note

The Company’s officers and directors were previously employed by Easy Staffing Services Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008). In March of 2009, Lumea, Inc. purchased Easy Staffing Services Inc. Mr. Blake was retained as President and CEO of Easy Staffing Services Inc. by Lumea, Inc. The entity Lumea, Inc. was a subsidiary of Green Planet Group, Inc. The President and CEO of Green Planet Group, Inc., and its Chief Financial Officer, retained the full financial control of Lumea, Inc. after the acquisition of Easy Staffing Services Inc. by Lumea, Inc.

Mr. Blake resigned from his employment with Easy Staffing Services Inc. in April 2010 after suspecting that the Lumea entities were not properly paying certain tax obligations. Mr. Blake was also concerned that Lumea, Inc. had defaulted on promissory notes due to Easy Staffing Services Inc. in March 2010. Under the advice of legal counsel and the consideration of these factors, Mr. Blake believed that it was prudent for him to resign. Each of the other officers and directors of the Company thereafter resigned from their employment with Easy Staffing Services Inc. based on factors similar to those prompting Mr. Blake to resign (including that customers of Lumea, Inc. and its affiliates began learning in 2010 about the potential tax problems, and these customers were accordingly terminating their respective relationships with Lumea, Inc. and its affiliates).

Other than Mr. Blake, no other officer or director of the Company was party to any employment agreement with Lumea, Inc. or any of its affiliated entities. Mr. Blake was a party to any employment agreement with Lumea, Inc. and its affiliated entities, but such agreement was terminated when Mr. Blake resigned in 2010. A non-compete clause in Mr. Blake’s employment agreement expired on April 30, 2012.

Prior to, and during, 2012, Lumea, Inc. and its affiliates threatened and pursued civil litigation against Mr. Blake. However, at present, no such litigation against Mr. Blake is pending or threatened, and Lumea, Inc. filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 17, 2011 and dissolved all of its operations in August 2012. There are no pending or threatened legal actions against Mr. Blake or the Company arising from or related to Lumea, Inc. or any of its affiliated entities.

Cliff Blake

Cliff Blake serves as Chief Executive Officer, President, official Secretary and Treasurer of the Company, and is the sole director of the Company. Mr. Blake has over 22 years of experience in business and management, including in starting, building and operating numerous businesses, including over 12 years in owning and operating staffing businesses. Mr. Blake founded and built his own staffing company, Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008), based in Scottsdale, Arizona, in 1999, and he served as its President and CEO from 1999 to 2009. Through the direction of Mr. Blake, the company started with an idea and was built in to a successful company employing over 50 internal employees and thousands of more temporary employees. The company was a major competitor in several states across the United States with ending annual revenues of over $104 million in 2009. The company was sold in 2009. From March 2009 to April 2010, Mr. Blake was employed as President and CEO of Easy Staffing Services, Inc. by Lumea, Inc., which acquired Easy Staffing Services, Inc. (formerly known as Excel Staffing Service, Inc. prior to 2008). From May 2010 to 2012 (when Mr. Blake joined the Company as an officer and director), Mr. Blake was self-employed. During this time, Mr. Blake conducted research on the staffing marketplace and helped design the business plan and model for the Company. Mr. Blake also provided advice and consultation (including with respect to workers’ compensation insurance, sales and marketing ,customer targeting and retention, risk management techniques, accounts receivable management, financing strategies and options, data processing, staffing industry relationships and operational management) to each of First Rate California and First Rate Nevada, respectively, and prepared the Company and these entities for potential merger and acquisition and going-public transactions. Mr. Blake was not directly employed by, or an officer or director of, First Rate Staffing, Inc. or First Rate Staffing LLC; however, he served as a valuable business advisor and consultant for these entities from 2010 to 2012. Mr. Blake did not receive any monetary compensation for his advisory role with First Rate Staffing, Inc. and First Rate Staffing LLC, however, he was provided with health care benefits. Mr. Blake received a Bachelor of Science degree from Louisiana Tech University in 1974 and a Master of Business Administration degree in Finance from Florida State University in 1975.

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

FIRST RATE STAFFING CORPORATION

Dated: August 8, 2013	By:	/s/ Cliff Blake
Chief Executive Officer

Dated: August 8, 2013	By:	/s/ Cliff Blake
Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	August 8, 2013