Form 10-Q
period 2013-06-30
FIRST RATE STAFFING Corp
filed 2013-10-01
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

602-442-5277

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 26, 2013
Common Stock, par value $0.0001	7,000,000 shares

Documents incorporated by reference: None

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$74,120	$185,587
Accounts receivable, net	94,175	53,578
Total current assets	168,295	239,165

Property and equipment, net	29,486	4,209
Notes receivable - related party	8,388	-
Deposit and other assets	151,548	80,517
Total assets	$357,717	$323,891

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$82,527	$30,658
Other current liabilities	109,175	75,508
Total current liabilities	191,702	106,166
Notes payable - related parties	201,258	255,128
Total liabilities	392,960	361,294

Commitments

Stockholders’ deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,000,000 shares issued and authorized at June 30, 2013 and December 31, 2012	700	700
Additional paid-in capital	61,352	61,352
Accumulated deficit	(97,295)	(99,455)
Total stockholders’ deficit	(35,243)	(37,403)
Total liabilities and stockholders’ deficit	$357,717	$323,891

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30	June 30,	June 30
	2013	2012	2013	2012

Revenues	$2,258,541	$1,827,254	$4,173,605	$3,315,745
Cost of revenues	2,019,059	1,664,361	3,736,598	3,018,572
Gross profit	239,482	162,893	437,007	297,173
Operating expenses	218,716	270,419	424,475	409,044
Income (loss) from operations	20,766	(107,526)	12,532	(111,871)
Interest and other expense (income), net	5,219	(14,023)	10,372	1,351
Income (loss) before income tax	15,547	(93,503)	2,160	(113,222)
Income tax expense	-	-	-	-
Net income (loss)	$15,547	$(93,503)	$2,160	$(113,222)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.02)	$0.00	$(0.03)

Weighted average shares outstanding:
Basic and diluted	7,000,000	4,000,000	7,000,000	4,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	2,160	(113,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,124	-
Changes in operating assets and liabilities:
Accounts receivable	(40,597)	(17,013)
Prepaid expense	-	(24,942)
Deposits and other assets	(71,031)	(67,310)
Accounts payable	51,869	41,850
Other current liabilities	33,667	6,292

Net cash used in operating activities	(20,808)	(174,345)

Cash flows from investing activities
Borrowings on notes receivable - related party	(8,388)	-
Payments from acquisition of property and equipment	(28,401)	-

Net cash used in investing activities	(36,789)	-

Cash flows from financing activities
Change in bank overdraft	-	(13,382)
Proceeds from note payable - related party	-	236,026
Payments on note payable - related party	(53,870)	-
Proceeds from shareholder contributions	-	147,590
Distributions to members	-	(157,500)

Net cash (used in) provided by financing activities	(53,870)	212,734

Net change in cash	(111,467)	38,389
Cash, beginning of the year	185,587	11,912
Cash, end of the year $	$74,120	$50,301

Supplemental disclosure of cash flow information:
Interest paid	$10,385	$1,356

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BUSINESS

First Rate Staffing Corporation (“First Rate” or “the Company”), formerly known as Moosewood Acquisition Corporation (“Moosewood”) was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 11, 2013.

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

Use of Estimates

In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.  The reclassifications have not impacted the previously reported results of operations or total assets, liabilities or stockholders’ deficit.

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of June 30, 2013 and December 31, 2012 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $847,609 (unaudited) and $586,867 at June 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012. Although, the disclosed fair value of accounts receivables that are not carried at fair value are classified within Level 3 including $94,175 (unaudited) and $53,578 as of June 30, 2013 and December 31, 2012, respectively.

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

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company’s accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The Company had no dilutive common shares during the three or six months ended June 30, 2013 or 2012.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of June 30, 2013 or December 31, 2012.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has sustained operating losses of $97,295 since inception. These losses are primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete the merger transaction in November 2012, as described in Note 1. Going forward, the Company expects these annual expenses to be lower. In addition, in September of 2012, the Company entered into a new factoring agreement with TAB Bank which reduced financing costs from an average APR of 24% to 12%. We expect this will generate an annual savings of approximately $40,000 to $70,000.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(Unaudited)

Equipment	$5,346	$4,945
	28,000	-
	33,346	4,945

Less: accumulated depreciation	3,860	736

	$29,486	$4,209

Depreciation expense for the three months ended June 30, 2013 and 2012 amounted to $1,667 and $0, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 amounted to $3,124 and $0, respectively.

6. NOTES RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivables to an officer of the Company. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum.

7. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payables from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding as of June 30, 2013 and December 31, 2012 amounted to $201,258 (unaudited) and $255,128, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. All notes are payable at various dates ranging from March through December 2015. During the reporting period, there were no financial covenant requirements under the notes.

8. CONTINGENCIES

Litigation

From time to time, the Company is involved in various legal proceedings incidental to its business. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our” or “the Company” refers to the business of First Rate Staffing Corporation.

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1, “Financial Statements,” in this Form 10-Q.

Overview

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

Critical Accounting Policies

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

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of June 30, 2013 and December 31, 2012 were $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivables factored was $847,609 (unaudited) and $586,867 at June 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012. Although, the disclosed fair value of accounts receivables that are not carried at fair value are classified within Level 3 including $94,175 (unaudited) and $53,578 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of June 30, 2013 or December 31, 2012.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012.

The following is a comparison of the consolidated results of operations for the Company for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,	June 30
	2013	2012	$ Change	% Change

Revenues	$2,258,541	$1,827,254	$431,287	23.6%
Cost of revenues	2,019,059	1,664,361	354,698	21.3%
Gross profit	239,482	162,893	76,589	47.0%
Operating expenses	218,716	270,419	(51,703)	-19.1%
Income (loss) from operations	20,766	(107,526)	128,292	-119.3%
Interest and other expense (income), net	5,219	(14,023)	19,242	-137.2%
Income (loss) before income tax	15,547	(93,503)	109,050	-116.6%
Income tax expense	-	-	-	0.0%
Net income (loss)	$15,547	$(93,503)	$109,050	-116.6%

Revenues

Our revenues increased by $431,287, or 23.6%, during the quarter ended June 30, 2013 as compared to the same period in 2012. The increase in revenues is due primarily to the addition of eight new customers during the first quarter of 2013. We expect the trend of increasing revenues to continue in 2013.

Cost of revenues

Our cost of revenues increased by $354,698, or 21.3%, during the quarter ended June 30, 2013 as compared to the same period in 2012. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses decreased by $51,703, or 19.1%, during the quarter ended June 30, 2013 as compared to the same period in 2012. The decrease in operating expenses in 2013 was due to higher expenses in 2012 associated with increased professional fees and other costs of preparing the Company for its merger transaction to become a public company.

Results of Operations for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012.

	Six Months Ended
	June 30,	June 30
	2013	2012	$ Change	% Change

Revenues	$4,173,605	$3,315,745	$857,860	25.9%
Cost of revenues	3,736,598	3,018,572	718,026	23.8%
Gross profit	437,007	297,173	139,834	47.1%
Operating expenses	424,475	409,044	15,431	3.8%
Income (loss) from operations	12,532	(111,871)	124,403	-111.2%
Interest and other expense (income), net	10,372	1,351	9,021	667.7%
Income (loss) before income tax	2,160	(113,222)	115,382	-101.9%
Income tax expense	-	-	-	0.0%
Net income (loss)	$2,160	$(113,222)	$115,382	-101.9%

Revenues

Our revenues increased by $857,860, or 25.9%, during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in revenues is due primarily to the addition of eight new customers during the first quarter of 2013. We expect the trend of increasing revenues to continue in 2013.

Cost of revenues

Our cost of revenues increased by $718,026, or 23.8%, during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $15,431, or 3.8%, during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in operating expenses in 2013 was due to increases in salaries and payroll costs due to the increase in our revenues for the period, offset by a decrease in professional fees as compared to the same period in 2012 associated with preparing the Company for its merger transaction to become a public company.

Promissory Notes

The Company has promissory notes outstanding of $201,258. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

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

Capital Resources

As of June 30, 2013, the Company had cash of $74,120 and accounts receivable of $94,175.

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

The Company anticipates that it will require approximately $700,000 to $1.0 million to establish and fund its factoring facility. These amounts would be used to fund payroll and taxes up to the point that these amounts are collect from the client. Factoring internally would mean self-financing, resulting in a savings to the Company. No additional material or regulatory costs would be incurred at this point. If the Company were to offer factoring to other entities (i.e. outside of the Company) then Company would be subject to all the rules and regulations surrounding the operations of a finance company. Once the factoring entity is successfully set-up, the Company expects to realize ongoing savings from the reduced factoring costs.

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

Net cash used in operating activities was $20,808 for the six months ended June 30, 2013 compared to net cash used in operating activities of $174,345 for the same period in 2012. The significant change between the years was a result of the Company generating net income of $2,160 for the six months ended June 30, 2013 as compared to a net loss of $113,222 for the six months ended June 30, 2012.

We had net cash used in investing activities of $36,789 for the six months ended June 30, 2013 which consisted of $28,401 in spending for the acquisition of property and equipment and $8,388 in notes receivable lending. We had no cash flows from investing activities during the six months ended June 30, 2012.

We had net cash used in financing activities of $53,870 during the six months ended June 30, 2013 resulting from the payments of our outstanding notes payable. During the six months ended June 30, 2012, we had net cash provided by financing activities of $212,734, which resulted primarily from borrowings of $236,026 and shareholder contributions of $147,590, offset by the payment of distributions of $157,500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on May, 2012, resulting in the resignation of the then officers and directors. New officers and directors are now in charge of the Company’s internal controls over financial reporting but have not made any changes during its fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

ITEM 6. EXHIBITS

(a) Exhibits

31.1      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

By: /s/ Cliff Blake
President and Principal executive officer
Principal financial officer

Dated: September 25, 2013

