Form 10-Q
period 2013-09-30
FIRST RATE STAFFING Corp
filed 2013-11-19
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common Stock, par value $0.0001	7,000,000 shares

Documents incorporated by reference: None

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$46,152	$185,587
Accounts receivable, net	83,523	53,578
Total current assets	129,675	239,165

Equipment, net	28,127	4,209
Notes receivable - related party	8,388	-
Deposit and other assets	180,952	80,517
Total assets	$347,142	$323,891

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$47,764	$30,658
Other current liabilities	94,979	75,508
Total current liabilities	142,743	106,166
Notes payable - related parties	183,563	255,128
Total liabilities	326,306	361,294

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,000,000 shares issued and oustanding at September 30, 2013 and December 31, 2012	700	700
Additional paid-in capital	61,352	61,352
Accumulated deficit	(41,216)	(99,455)
Total stockholders' equity (deficit)	20,836	(37,403)
Total liabilities and stockholders' equity (deficit)	$347,142	$323,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenues	$2,496,288	$1,706,647	$6,669,893	$5,022,392
Cost of revenues	2,195,043	1,450,537	5,931,641	4,469,109
Gross profit	301,245	256,110	738,252	553,283
Operating expenses	239,895	180,081	664,370	589,125
Income (loss) from operations	61,350	76,029	73,882	(35,842)
Interest and other expense, net	5,271	10,496	15,643	11,847
Income (loss) before income tax	56,079	65,533	58,239	(47,689)
Income tax expense	-	-	-	-
Net income (loss)	$56,079	$65,533	$58,239	$(47,689)

Net income (loss) per share:
Basic and diluted	$0.01	$0.02	$0.01	$(0.01)

Weighted average shares outstanding:
Basic and diluted	7,000,000	4,000,000	7,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Operating activities
Net income (loss)	$58,239	$(47,689)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4,795	-
Changes in operating assets and liabilities:
Accounts receivable	(29,945)	(22,625)
Prepaid expense	-	(51,561)
Deposits and other assets	(100,435)	(70,459)
Accounts payable	17,106	(2,233)
Other current liabilities	19,471	55,239

Net cash used in operating activities	(30,769)	(139,328)

Investing activities
Borrowings on notes receivable - related party	(8,388)	-
Payments from acquisition of property and equipment	(28,713)	-

Net cash used in investing activities	(37,101)	-

Financing activities
Change in bank overdraft	-	(4,803)
Proceeds from note payable - related party	-	236,026
Payments on note payable - related party	(71,565)	-
Proceeds from shareholder contributions	-	147,590
Distributions to members	-	(157,500)

Net cash (used in) provided by financing activities	(71,565)	221,313

Net change in cash	(139,435)	81,985
Cash, beginning of the year	185,587	11,912
Cash, end of the year	$46,152	$93,897

Supplemental disclosure of cash flow information:
Interest paid	$15,657	$6,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

First Rate Nevada was formed in March 2010 in the State of Nevada and is registered toconduct business in the State of Arizona. Since its inception, First Rate Nevada has provided recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses to clients in Arizona.

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2013 and for the three and six months ended September 30, 2013 and 2012, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of September 30, 2013 and December 31, 2012 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $777,717 (unaudited) and $586,867 at September 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012.

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

Equipment

Equipment is presented at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company’s accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations

Equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of 5 years.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The Company had no dilutive common shares during the three or nine months ended September 30, 2013 or 2012.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2013 or December 31, 2012.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Litigation

As of September 30, 2013, the claim with Marisol Lopez vs. First Rate Staffing LLC and RA Phillips Industries was settled for the total amount of $71,250. Phillips covered First Rate Corporation for $20,000 to be paid back out of First Rates invoices in $5,000.00 increments. First Rate was responsible for $5,000.00 paid to Lopez immediately in the form of a check to have taxes taken out. Lastly, the Company paid a total of $10,625 to Lopez in care of her attorneys.

4. GOING CONCERN

The Company has accumulated deficit of $41,216 since inception. This accumulated deficit is primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete the merger transaction in November 2012, as described in Note 1. Going forward, the Company expects these annual expenses to be lower. In addition, in September of 2012, the Company entered into a new factoring agreement with TAB Bank which reduced financing costs from an average APR of 24% to 12%. We expect this will generate an annual savings of approximately $40,000 to $70,000.

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

5. EQUIPMENT

Property and equipment consisted of the following as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(Unaudited)

Furniture and equipment	$5,658	$4,945
Vehicles	28,000	-
	33,658	4,945

Less: accumulated depreciation	5,531	736

	$28,127	$4,209

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $1,671 and $0, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 amounted to $4,795 and $0, respectively.

6. NOTES RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivables to an officer of the Company. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum.

7. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payables from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding as of September 30, 2013 and December 31, 2012 amounted to $183,563 (unaudited) and $255,128, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. All notes are payable at various dates ranging from March through December 2015. During the reporting period, there were no financial covenant requirements under the notes.

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

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of September 30, 2013 and December 31, 2012 were $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivables factored was $777,717 (unaudited) and $586,867 at September 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2013 or December 31, 2012.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012.

The following is a comparison of the consolidated results of operations for the Company for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change
Revenues	$2,496,288	$1,706,647	789,641	46.3%
Cost of revenues	2,195,043	1,450,537	744,506	51.3%
Gross profit	301,245	256,110	45,135	17.6%
Operating expenses	239,895	180,081	59,814	33.2%
Income from operations	61,350	76,029	(14,679)	-19.3%
Interest and other expense, net	5,271	10,496	(5,225)	-49.8%
Income before income tax	56,079	65,533	(9,454)	-14.4%
Income tax expense	-	-	-	0.0%
Net income	$56,079	65,533	$(9,454)	-14.4%

Revenues

Our revenues increased by $789,641, or 46.3%, during the quarter ended September 30, 2013 as compared to the same period in 2012. The increase in revenues is due primarily to the addition of eight new customers during the first quarter of 2013. We expect the trend of increasing revenues to continue in 2013.

Cost of revenues

Our cost of revenues increased by $744,506, or 51.3%, during the quarter ended September 30, 2013 as compared to the same period in 2012. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses decreased by $59,814, or 33.2%, during the quarter ended September 30, 2013 as compared to the same period in 2012. The decrease in operating expenses in 2013 was due to higher expenses in 2012 associated with increased professional fees and other costs of preparing the Company for its merger transaction to become a public company.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012.

	Nine Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change
Revenues	$6,669,893	$5,022,392	$1,647,501	32.8%
Cost of revenues	5,931,641	4,469,109	1,462,532	32.7%
Gross profit	738,252	553,283	184,969	33.4%
Operating expenses	664,370	589,125	75,245	12.8%
Income (loss) from operations	73,882	(35,842)	109,724	-306.1%
Interest and other expense, net	15,643	11,847	3,796	32.0%
Income (loss) before income tax	58,239	(47,689)	105,928	-222.1%
Income tax expense	-	-	-	0.0%
Net income (loss)	$58,239	$(47,689)	$105,928	-222.1%

Revenues

Our revenues increased by $1,647,501, or 32.8%, during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in revenues is due primarily to the addition of eight new customers during the first quarter of 2013. We expect the trend of increasing revenues to continue in 2013.

Cost of revenues

Our cost of revenues increased by $1,462,532, or 32.7%, during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $75,245, or 12.8%, during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in operating expenses in 2013 was due to increases in salaries and payroll costs due to the increase in our revenues for the period, offset by a decrease in professional fees as compared to the same period in 2012 associated with preparing the Company for its merger transaction to become a public company.

Promissory Notes

The Company has promissory notes outstanding of $183,563. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

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

Capital Resources

As of September 30, 2013, the Company had cash of $46,152 and accounts receivable of $83,523.

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

Net cash used in operating activities was $30,769 for the nine months ended September 30, 2013 compared to net cash used in operating activities of $139,328 for the same period in 2012. The significant change between the years was a result of the Company generating net income of $58,239 for the nine months ended September 30, 2013 as compared to a net loss of $47,689 for the nine months ended September 30, 2012.

We had net cash used in investing activities of $37,101 for the nine months ended September 30, 2013 which consisted of $28,713 in spending for the acquisition of property and equipment and $8,388 in notes receivable lending. We had no cash flows from investing activities during the nine months ended September 30, 2012.

We had net cash used in financing activities of $71,565 during the nine months ended September 30, 2013 resulting from the payments of our outstanding notes payable. During the nine months ended September 30, 2012, we had net cash provided by financing activities of $221,313, which resulted primarily from borrowings of $236,026 and shareholder contributions of $147,590, offset by the payment of distributions of $157,500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

By: /s/ Cliff Blake
President and Principal executive officer
Principal financial officer

Dated: November 19, 2013

