Form 10-K
period 2013-12-31
FIRST RATE STAFFING Corp
filed 2014-03-31
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2013

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014

Common Stock, par value $0.0001	7,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST RATE STAFFING CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

First Rate Staffing Corporation, a Delaware corporation (the “Company”), provides recruiting and staffing services for temporary positions in light industrial, distribution center, assembly, and clerical businesses.

The Company was incorporated in the State of Delaware in April 2011 as Moosewood Acquisition Corporation, a development stage company. In May 2012, the Company effected a change of control by issuing shares of common stock to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the Company changed its name from Moosewood Acquisition Corporation to First Rate Staffing Corporation.

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

SIGNIFICANT ACQUISITION SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT

On February 11, 2014, the Company entered into an agreement to purchase all the assets of Loyalty Staffing Services, a California corporation for an aggregate purchase price valued at $1,500,000 consisting of $100,000 in cash and $400,000 in note payable and 500,000 shares of the Company's common stock, valued at a price of $2 per share. As part of the agreement, the former president and owner of Loyalty Staffing, Nancy Esteban, will become an employee of the Company.

The agreement provides that:

(1) $100,000 of the cash portion of the purchase price shall be paid $50,000 within five business days of the release of certain Uniform Commercial Code liens and personal guarantees and an additional $50,000 sixty days from the date of such release.

(2) The Company shall execute a promissory note in favor of Loyalty Staffing for the remaining $400,000 with $75,000 payable six months after the closing date of the agreement (February 11, 2014) and $325,000 payable 30 months after such closing date.

Loyalty Staffing has the option of converting all or any part of the $400,000 balance into the Company's common stock at the then prevailing trading price or market value at the time of closing of the agreement or $2 per share. It has agreed to a reduction in the promissory note of an amount equal to 5% of $1,500,000 and a return of common stock of an amount equal to 2.5% of $1,500,000 for every reduction of $1,500,000 in annual revenues generated by the loss a client or clients acquired as part of the asset agreement within 12 months from the closing date.

Loyalty Staffing is a light industrial and hospitality staffing service company in business since 2008 servicing clients in the greater Los Angeles area. Loyalty Staffing services over 60 clients with approximately $6,000,000 to $7,000,000 in revenues. The Loyalty Staffing clients mirror the current client types of First Rate Staffing Corporation and management believes that the synergy between the two companies is extremely strong. The Company services clients in the Santa Fe Springs area of Los Angeles, along with Phoenix, Arizona. Loyalty Staffing services clients in the Torrance area of Los Angeles County. Management believes that the acquisition will greatly enhance the market presence of the Company in the greater Los Angeles area that the combination of the two entities will allow the Company to reduce overall expense through economies of scale and improve profitability.

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

To a great extent, clients follow the seasonal retail cycles but precede them by two to three months and two distinct “peak” seasons: (i) between August and October preceding Halloween, Thanksgiving, and Christmas and (ii) between April and May preceding the summer season.

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

The revenue of personnel agencies depends on the number of jobs they fill, which in turn depends on economic growth. During economic slowdowns, many client companies stop hiring altogether. In years of good economic growth, the number of jobs in the US economy grows approximately 2% annually. Internet employment sites expand a company's ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

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

The US personnel staffing agencies industry includes about 32,000 companies with combined annual revenue of about $215 billion. Major companies include ADP TotalSource, Insperity (formerly Administaff), Kelly Services, Manpower, and the US operations of Adecco. The industry is fragmented: the 50 largest companies generate about 40 percent of industry revenue. The global staffing services industry generates about $280 billion in annual revenue, according to the International Confederation of Private Employment Agencies. Major staffing services providers based outside the US are Adecco (Switzerland) and Randstad (the Netherlands). Large staffing services markets include the EU, the US, Japan, and the UK. US corporate profits, an indicator of corporate demand for staffing services, rose 7.9 percent in the third quarter of 2011 compared to the same period in 2010. US personal income, a measure of overall employment trends, rose 3.9 percent in October 2011 compared to the same month in 2010. Total US revenue for employment services rose 6.5 percent in the third quarter of 2011 compared to the same period in 2010. In 2012, the upward trend continued with growth continuing at a rate of 6.5%. The forecast for temporary labor in 2014 is increasing in demand with the passing of the Affordable Care Act. Many companies are anticipated to use temporary staffing companies to assist in the administering of this new law.

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

In the past 18 months, the Company has seen the market trending upward with respect to its current client base, as evidenced in clients’ billing amounts increasing, and their overall need for labor assistance increasing. According to the American Staffing Association, a leader in industry analysis, temporary labor experienced a total year over year increase of 6.5%.

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

Customers

The Company has a diverse array of customers across sectors. Due to the competitive nature of the industry, client information is kept confidential. The company services the customers in the light industrial category.

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

Registration Statement

The Company has filed a registration statement with the Securities and Exchange Commission on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale of 1,600,000 shares of its common stock offered by the holders of such stock (“selling shareholders”). It is anticipated that the selling shareholders will offer their shares at a price of $2.00 per share. Although the registration statement has been filed, it not yet effective and no sales can be made thereof until the time it has become effective. Although the Company anticipates that the registration statement will be effective in the near future, there is no assurance that this will occur.

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

Employees

The Company presently has approximately 380 employees, consisting or approximately 291 employees in California and 89 employees in Arizona.

Most employees receive health benefits. The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently has three physical locations: Torrance, California, Santa Fe Springs, California and Phoenix, Arizona.

The Torrance office is approximately 2300 square feet and is a month to month lease of $3,211.00. The office is located at a major intersection in southern Los Angeles County. The company expends $38,535 for such lease.

The Santa Fe Springs location consists of 1,355 square feet and is a monthly lease that is located in an office park on a major thoroughfare for southern Los Angeles County, California. The monthly lease cost is $1,156, and annually the Company expends $13,867 for such lease. This new location now provides the Company with the desired street visibility.

The Phoenix location consists of 1,600 square feet and is a yearly lease and is located at an intersection of a major thoroughfare for Phoenix, Arizona. The Phoenix location offers street visibility and room for growth. The monthly lease cost is $1,698, and annually the Company expends $20,375 for such lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock. The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale of up to 1,600,000 shares of its common stock owned by current shareholders. The registration statement is not yet effective and the Company cannot predict when, if at all, such registration statement will become effective.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013, 7,000,000 shares of common stock and no preferred stock were issued and outstanding.

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

The Company has not made any sales of unregistered stock in the period covered by this report.

Recent Sales of Unregistered Securities; Use of proceeds From Registered Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our," "First Rate," or "the Company" refers to the business of First Rate Staffing Corporation.

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

On February 11, 2014, the Company entered into an agreement to purchase all the assets of Loyalty Staffing Services, a California corporation for an aggregate purchase price valued at $1,500,000 consisting of $100,000 in cash and $400,000 in note payable and 500,000 shares of the Company's common stock, valued at a price of $2 per share. As part of the agreement, the former president and owner of Loyalty Staffing, Nancy Esteban, will become an employee of the Company.

The agreement provides that:

(1) $100,000 of the cash portion of the purchase price shall be paid $50,000 within five business days of the release of certain Uniform Commercial Code liens and personal guarantees and an additional $50,000 sixty days from the date of such release.

(2) The Company shall execute a promissory note in favor of Loyalty Staffing for the remaining $400,000 with $75,000 payable six months after the closing date of the agreement (February 11, 2014) and $325,000 payable 30 months after such closing date.

Loyalty Staffing has the option of converting all or any part of the $400,000 balance into the Company's common stock at the then prevailing trading price or market value at the time of closing of the agreement or $2 per share. It has agreed to a reduction in the promissory note of an amount equal to 5% of $1,500,000 and a return of common stock of an amount equal to 2.5% of $1,500,000 for every reduction of $1,500,000 in annual revenues generated by the loss a client or clients acquired as part of the asset agreement within 12 months from the closing date.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor's understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2013 and 2012 was $29,824.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the "Factor"). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivable assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $756,718 and $586,867 at December 31, 2013 and December 31, 2012, respectively.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

The following are the consolidated results of our operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	Year Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change
Revenues	$9,177,841	$6,937,349	$2,240,492	32.3%
Cost of revenues	8,300,029	6,251,249	2,048,780	32.8%
Gross profit	877,812	686,100	191,712	27.9%
Operating expenses	900,588	795,762	104,826	13.2%
Loss from operations	(22,776)	(109,662)	86,886	-79.2%
Interest and other expense, net	19,123	10,533	8,590	81.6%
Loss before income tax	(41,899)	(120,195)	78,296	-65.1%
Income tax expense	-	-	-	0.0%
Net loss	$(41,899)	$(120,195)	$78,296	-65.1%

Revenues

Our revenues increased by $2,240,492, or 32.3%, during the year ended December 31, 2013 as compared to 2012. The increase in revenues is due primarily to the addition of eight new customers during the first quarter of 2013. We expect the trend of increasing revenues to continue in 2014.

Cost of revenues

Our cost of revenues increased by $2,048,780, or 32.8%, during the year ended December 31, 2013 as compared to 2012. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $104,826, or 13.2%, during the year ended December 31, 2013 as compared to 2012. The increase in operating expenses in 2013 was due to increases in salaries and payroll costs due to the increase in our revenues for the period, offset by a decrease in professional fees as compared to the same period in 2012 associated with preparing the Company for its merger transaction to become a public company.

Promissory Notes

The Company has promissory notes outstanding of $156,107. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

Origination	Principal	Interest
Date	Amount	Rate per annum	Due Date
April 2012	$39,855	6% simple	April 2015
April 2012	15,600	6% simple	April 2015
June 2012	100,652	6% simple	June 2015

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

Capital Resources

As of December 31, 2013, the Company had cash of $54,043 and accounts receivable of $154,030.

The Company’s proposed expansion plans and business process improvements over the next two years will necessitate additional capital and financing. Accordingly, the Company plans to raise between $2 million and $4 million of outside funding in the next year, for the purposes of funding its own accounts receivable factoring company, establishing and operating its own worker’s compensation captive unit, and acquiring competitors and complementary service providers in its sector. Of this amount, the Company expects that it will need funding of $1.0 million to $1.5 million to achieve its expanded growth and profit objectives in its existing core business over the next two years.

The Company anticipates that it will require approximately $700,000 to $1.0 million to establish and fund its factoring facility. These amounts would be used to fund payroll and taxes up to the point that these amounts are collected from the client. Factoring internally would mean self-financing, resulting in a savings to the Company. No additional material or regulatory costs would be incurred at this point. If the Company was to offer factoring to other entities (i.e. outside of the Company) then the Company would be subject to all the rules and regulations surrounding the operations of a finance company. Once the factoring entity is successfully set-up, the Company expects to realize ongoing savings from the reduced factoring costs.

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

Liquidity

To date, the Company has not suffered from a liquidity issue. The main liquidity issue was addressed when the Company entered into new factoring agreements that went into effect September 1, 2012. The Company expects to save approximately $100,000 annually from this new arrangement (the difference resulting mainly from the lower interest rate charged by the new factor of approximately 9% versus approximately 24% from the previous factoring company). The Company entered into a new agreement with TAB Bank, effective September 1, 2012, with a $1,000,000 factor commitment. In addition, the Company may borrow from time to time as available, sources of funds from its officers and/or directors as needed. In November 2013, the factor commitment increased to $2,000,000.

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

Net cash used in operating activities was $23,922 for the year ended December 31, 2013 compared to net cash used in operating activities of $53,970 for 2012. The significant change between the years was a result of the Company’s net loss of $41,899 for the year ended December 31, 2013 as compared to a net loss of $120,195 for 2012.

We had net cash used in investing activities of $37,101 for the year ended December 31, 2013 which consisted of $28,713 in spending for the acquisition of property and equipment and $8,388 in notes receivable lending. We had cash flows used in investing activities during 2012 of $3,848 from the acquisition of property and equipment.

We had net cash used in financing activities of $70,521 during the year ended December 31, 2013 resulting from the payments of our outstanding notes payable of $99,021, partially offset by capital contributions of $28,500. During the year ended December 31, 2012, we had net cash provided by financing activities of $231,493, which resulted primarily from borrowings of $255,128.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST RATE STAFFING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

First Rate Staffing Corporation:

We have audited the accompanying consolidated balance sheets of First Rate Staffing Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of First Rate Staffing Corporation as of December 31, 2013 and 2012, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in the Note 4 to the consolidated financial statements, the Company has incurred an accumulated deficit of $141,354 from inception to December 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2014

FIRST RATE STAFFING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets

Current assets
Cash	$54,043	$185,587
Accounts receivable, net	154,030	53,578
Prepaid expenses	67,484	-
Total current assets	275,557	239,165

Property and equipment, net	26,483	4,209
Notes receivable - related party	8,388	-
Deposit and other assets	6,280	80,517
Total assets	$316,708	$323,891

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$57,659	$30,658
Other current liabilities	153,744	75,508
Total current liabilities	211,403	106,166
Notes payable - related parties	156,107	255,128
Total liabilities	367,510	361,294

Commitments

Stockholders' deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,000,000 shares issued and outstanding at December 31, 2013 and 2012	700	700
Additional paid-in capital	89,852	61,352
Accumulated deficit	(141,354)	(99,455)
Total stockholders' deficit	(50,802)	(37,403)
Total liabilities and stockholders' deficit	$316,708	$323,891

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2013	2012

Revenues	$9,177,841	$6,937,349
Cost of revenues	8,300,029	6,251,249
Gross profit	877,812	686,100
Operating expenses	900,588	795,762
Loss from operations	(22,776)	(109,662)
Interest and other expense, net	19,123	10,533
Loss before income tax	(41,899)	(120,195)
Income tax expense	-	-
Net loss	$(41,899)	$(120,195)

Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	7,000,000	5,465,929

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2011	-	$-	4,000,000	$400	$71,363	$20,740	$92,503

Return of capital	-	-	-	-	(9,911)	-	(9,911)
Common stock issued to management and related parties at a discount	-	-	2,000,000	200	(100)	-	100
Common stock issued to unrelated investors for cash	-	-	1,000,000	100	-	-	100
Net loss	-	-	-	-	-	(120,195)	(120,195)
Balance, December 31, 2012	-	-	7,000,000	700	61,352	(99,455)	(37,403)

Contribution by stockholder	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(41,899)	(41,899)
Balance, December 31, 2013	-	$-	7,000,000	$700	$89,852	$(141,354)	$(50,802)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(41,899)	$(120,195)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation expense	6,439	736
Changes in operating assets and liabilities:
Accounts receivable	(100,452)	10,381
Prepaid expenses	(67,484)
Deposits and other assets	74,237	(39,232)
Accounts payable	27,001	22,197
Other current liabilities	78,236	72,143

Net cash used in operating activities	(23,922)	(53,970)

Cash flows from investing activities
Borrowings on notes receivable - related party	(8,388)	-
Payments from acquisition of property and equipment	(28,713)	(3,848)

Net cash used in investing activities	(37,101)	(3,848)

Cash flows from financing activities
Change in bank overdraft	-	(13,924)
Proceeds from note payable - related party	-	255,128
Payments on note payable - related party	(99,021)	-
Cash acquired from reverse merger transactions	-	200
Payments to shareholders for return of capital	-	(9,911)
Capital contributions	28,500	-

Net cash (used in) provided by financing activities	(70,521)	231,493

Net change in cash	(131,544)	173,675
Cash, beginning of the year	185,587	11,912
Cash, end of the year	$54,043	$185,587

Supplemental disclosure of cash flow information:
Interest paid	$19,140	$6,461
Income taxes paid	-	190

The accompanying notes are an integral part of these consolidated financial statements

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

The Company provides recruiting and staffing services for temporary positions in the light industrial, distribution center, assembly and clerical areas to its clients in Arizona and California, with an option for the clients and candidates to choose the most beneficial working arrangements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 or 2012. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2013 and 2012 was $29,824.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the "Factor"). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivables factored was $756,718 and $586,867 at December 31, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability. The Company has determined that the book value of the Company's cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses as of December 31, 2013 and 2012 is the approximate fair value due to their short maturities

Concentration of Credit Risk

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The Company had no dilutive securities outstanding as of December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

There are no recently issued accounting standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has sustained operating losses of $141,354 since inception. These losses are primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete the merger transaction in November 2012, as described in Note 1. During 2012, the Company incurred audit related fees of approximately $62,000, as well as $65,000 relating to professional’s fees incurred during the going public process. Going forward, the Company expects these annual expenses to be lower. In addition, in September of 2012, the Company entered into a new factoring agreement with TAB Bank which reduced financing costs from an average APR of 24% to 12%. We expect this will generate an annual savings of approximately $40,000 to $70,000. As a result of these savings, as well as growth in revenue due to the addition of customers, the Company had a net loss during the year ended December 31, 2013 of $41,899.

The Company’s continuation as a going concern is dependent on management’s ability to maintain profitable operations, and / or obtain additional financing from its shareholders and / or other third parties. In order to address the need to satisfy its continuing obligations and realize its long term strategy, management’s plans include continuing to fund operations with cash received from financing activities.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012

Furniture and equipment	$5,658	$4,945
Vehicles	28,000	-
	33,658	4,945

Less: accumulated depreciation	7,175	736

	$26,483	$4,209

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $6,439 and $736, respectively.

6. NOTE RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivables to an officer of the Company. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum. As of December 2013 and 2012, the note receivable balance is $8,388 and $0, respectively.

7. DEPOSITS, OTHER ASSETS, AND PREPAID EXPENSES

Deposits and other assets consisted of the following as of December 31, 2013 and 2012.

	December 31,
	2013	2012
Prepaid insurance	$67,484	73,717
Deposit on office lease and utilities	3,280	3,800
Other	3,000	3,000
Total	$73,764	$80,517

8. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013 and 2012, 7,000,000 shares of common stock and no preferred stock were issued and outstanding.

As of December 31, 2011, 4,000,000 shares of common stock were issued to Devon Galpin, Julie Galpin, Joy Mautz and Michael Mautz, four management personnel in connection with the Mergers at a discount. The 4,000,000 shares were retroactively restated to reflect the recapitalization of common stock.

On May 22, 2012, 1,000,000 shares of common stock were issued by the Company to Cliff Blake pursuant to the change of control in the Company. The aggregate consideration paid for these shares was $100. After the change of control, James Cassidy and James McKilop each held 250,000 shares, totaling to 500,000 shares.

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

During the year ended December 31, 2013, Cliff Blake made a capital contribution of $28,500 to the Company.

9. NOTES PAYABLE - RELATED PARTY

During 2012, the Company obtained unsecured promissory notes payables from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding as of December 31, 2013 and 2012 amounted to $156,107 and $255,128, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. All notes are payable at various dates ranging from April through June 2015. During the reporting period, there were no financial covenant requirements under the notes.

10. INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31:

	2013	2012

Current
Federal	$-	$-
State	800	50
Total current	800	50

Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total	$800	$50

Significant components of deferred income tax assets and liabilities are as follows:

	2013	2012

Net operating loss carryforwards	$41,548	$24,904
State income taxes	(2,618)	(1,195)
Allowance for doubtful accounts	-	-
Depreciation and amortization	-	-
Other	289	17
Total, net	39,219	23,726
Valuation allowance	(39,219)	(23,726)
Deferred tax assets, net	$-	$-

At December 31, 2013, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $99,557 and $87,093, respectively. These NOLs will begin to expire in the year ending December 31, 2030. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

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

At December 31, 2013 and 2012, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2013 or 2012.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2010 - 2013.

11. CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. The Company settled an open claim involving a former employee in 2013. As of December 31, 2013, all obligations have been fulfilled by the Company.

12. SUBSEQUENT EVENTS

On February 11, 2014, the Company entered into an agreement to purchase the assets of Loyalty Staffing Services (“Loyalty”), a California corporation, for an aggregate purchase price of $1,500,000 consisting of $100,000 in cash, $400,000 in note payable and 500,000 shares of the Company’s common stock, valued at a price of $2 per share. As part of the agreement, the former president and owner of Loyalty will become an employee of the Company. The $500,000 cash portion of the purchase price shall be paid as follows; 1) $50,000 of the purchase price will be paid within five days of the release of certain Uniform Commercial Code liens and personal guarantees, 2) an additional $50,000 will be paid sixty days from the date of such release, 3) the Company shall execute a promissory note to the seller for $400,000 payable in an installment of $75,000 due six months after the closing date of the agreement and $325,000 payable 30 months after the closing date.

The seller has the option of converting all or any part of the $400,000 promissory note balance into the Company's common stock at the then prevailing trading price or market value at the time of closing of the agreement or $2 per share. The Seller has agreed to a reduction in the promissory note of an amount equal to 5% of $1,500,000 and a return of common stock of an amount equal to 2.5% of $1,500,000 for every reduction of $1,500,000 in annual revenues generated by the loss a client or clients acquired as part of the asset agreement within 12 months from the closing date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia LLP, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors, officers and management.

Name	Age	Position	Year Commenced with Company

Cliff Blake	59	Chief Executive Officer and Director	2012
Devon Galpin	35	Chief Operating Officer	2012
Michael Mautz	47	Vice President of Risk Management	2012
Joy Mautz	38	Vice President of Finance	2012
Julie Galpin	36	Assistant Secretary	2012

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

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of one director. At such time that the Company has a larger, board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Aggregate			All		Annual
		Annual	Annual	Accrued		Stock	Comp-	Other	Compen-
		Earned	Payments	Salary Since		and	-ensation	Comp	sation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Cliff Blake	2013	$0	$0
CEO and Director	2012	$0	$0

Devon Galpin	2013	$44,200	$44,200
COO	2012	$41,100	$41,100

Michael Mautz	2013	$44,200	$44,200
Vice President	2012	$41,100	$41,100

Joy Mautz	2013	$44,200	$44,200
Vice President	2012	$41,650	$41,650

Julie Galpin	2013	$44,200	$44,200
Assistant Secretary	2012	$41,650	$41,650

The officers noted above also received profits participation and earnings from their ownership interest in the equity of each of First Rate California and First Rate Nevada; as such profits participation and earnings represent returns to these officers by virtue of their equity ownership of these businesses, any such profits participation are not reflected in the table above.

As of December 31, 2013, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), however, the Company may compensate officers and employees as is discussed below in “Anticipated Officer and Director Remuneration.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has promissory notes outstanding of $156,107 from monies advanced by Cliff Blake, an officer and sole director of the Company, to the Company, as follows:

Three-year Promissory Note, as of April 2012, for $39,855, at 6.00% simple interest rate, maturing in April 2015.

Three-year Promissory Note, as of April 2012, for $15,600, at 6.00% simple interest rate, maturing in April 2015.

Three-year Promissory Note, as of June 2012, for $100,652, at 6.00% simple interest rate, maturing in June 2015.

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company's common stock. Tiber Creek Corporation has received consulting fees of $45,000 to date from the Company (and is eligible to receive an additional $20,000) and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

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

December 31, 2013	December 31, 2012
$39,000	$43,160

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2013 and 2012.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference.

2.1++	Agreement and Plan of Merger
2.2++	Agreement and Plan of Merger
3.1+	Certificate of Incorporation
3.2+	By-laws
10.1+++	Factoring Agreements with TAB Bank
10.2+++	Guarantees regarding TAB Bank
10.3++++	Agreement with Tiber Creek Corporation
10.4++++	Promissory Note
10.5++++	Promissory Note
10.6++++	Promissory Note
10.7++++	Promissory Note
10.8++++	Promissory Note
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Financial Officer
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)

#	Filed herewith.

+	Previously filed on Form 10-12G on June 2, 2011 (File No.: 000-54427) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++	Previously filed on Form S-1 on November 13, 2012 (File No.: 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

+++	Previously filed on Form S-1 on February 1, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++++	Previously filed on Form S-1 on April 11, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

Dated: March 31, 2014	By:	/s/ Cliff Blake

Chief Executive Officer

Dated: March 31, 2014	By:	/s/ Cliff Blake

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	March 31, 2014

