Form 10-Q
period 2014-03-31
FIRST RATE STAFFING Corp
filed 2014-05-15
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	7,500,000 shares

Documents incorporated by reference: None

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash	$148,869	$54,043
Accounts receivable, net	45,203	154,030
Prepaid expenses and other current assets	35,963	67,484
Total current assets	230,035	275,557

Property and equipment, net	24,818	26,483
Notes receivable - related party	8,388	8,388
Intangible assets, net	1,427,313	-
Deposit and other assets	6,200	6,280
Total assets	$1,696,754	$316,708

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$43,638	$57,659
Other current liabilities	167,731	153,744
Current portion of long-term notes payable, net of discount	198,892	-
Total current liabilities	410,261	211,403

Note payable, net of current portion	250,000	-
Notes payable - related parties	121,243	156,107
Total liabilities	781,504	367,510

Commitments

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 (unaudited) and 7,000,000 shares issued and authorized at March 31, 2014 and December 31, 2013, respectively	750	700
Additional paid-in capital	1,089,802	89,852
Accumulated deficit	(175,302)	(141,354)
Total stockholders' equity (deficit)	915,250	(50,802)
Total liabilities and stockholders' equity (deficit)	$1,696,754	$316,708

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Revenues	$2,897,127	$1,915,064
Cost of revenues	2,650,645	1,717,539
Gross profit	246,482	197,525
Operating expenses	248,912	205,759
Income (loss) from operations	(2,430)	(8,234)
Interest and other expense, net	31,518	5,153
Loss before income tax	(33,948)	(13,387)
Income tax expense	-	-
Net loss	$(33,948)	$(13,387)

Net loss per share:
Basic and diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	7,266,667	7,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating activities
Net loss	$(33,948)	$(13,387)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	40,219	1,456
Amortization of discount on note payable	4,529	-
Changes in operating assets and liabilities:
Accounts receivable	108,827	(16,863)
Prepaid expense and other current assets	31,521	-
Deposits and other assets	80	-
Accounts payable	(14,021)	(12,307)
Other current liabilities	(7,517)	28,240

Net cash provided by (used in) operating activities	129,690	(12,861)

Investing activities
Borrowings on notes receivable - related party	-	(8,388)
Payments from acquisition of property and equipment	-	(28,401)

Net cash used in investing activities	-	(36,789)

Financing activities
Payments on note payable - related party	(34,864)	(25,000)

Net cash used in financing activities	(34,864)	(25,000)

Net change in cash	94,826	(74,650)
Cash, beginning of the year	54,043	185,587
Cash, end of the year	$148,869	$110,937

Supplemental disclosure of cash flow information:
Interest paid	$1,641	$-

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for acquisition of Loyalty Staffing Services, Inc.	$1,000,000	$-
Issuance of note payable for acquisition of Loyalty Staffing Services, Inc.	$500,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

First Rate Staffing Corporation (“First Rate” or “the Company”), formerly known as Moosewood Acquisition Corporation (“Moosewood”) was incorporated on April 20, 2011 under the laws of the State of Delaware.

The Company provides recruiting and staffing services for temporary positions in the light industrial, distribution center, assembly, and clerical areas to its clients in California and Arizona, with an option for the clients and candidates to choose the most beneficial working arrangements.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2014 and December 31, 2013.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of March 31, 2014 (unaudited) and December 31, 2013 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,317,070 (unaudited) and $830,725 at March 31, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of March 31, 2014 and December 31, 2013.

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

Intangible Assets

The Company has intangible assets recorded as part of a business acquisition (see Note 6). Intangible assets with definite useful lives, representing customer relationships, are amortized over their estimated useful lives of 5 years using the straight-line method, which represents the economic benefit pattern of the intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of March 31, 2014 and December 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the three months ended March 31, 2014 and 2013 as the amounts are anti-dilutive.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2014 or December 31, 2013.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has accumulated deficit of $175,302 since inception. This accumulated deficit is primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete its merger transaction in November 2012, as well as revenues being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. In addition, on February 11, 2014, the Company also acquired substantially all of the assets of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
	(Unaudited)

Furniture and equipment	$5,658	$5,658
Vehicles	28,000	28,000
	33,658	33,658

Less: accumulated depreciation	8,840	7,175

	$24,818	$26,483

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $1,665 and $1,456, respectively.

6. ACQUISITION

On February 11, 2014, the Company entered into an agreement to purchase the assets of Loyalty Staffing Services (“Loyalty”), a California corporation, for an aggregate purchase price of $1,444,363 consisting of a $500,000 note payable, net of a discount of $55,637 for imputed interest, and 500,000 shares of the Company’s common stock, valued at a price of $2 per share. As part of the agreement, the former president and owner of Loyalty will become an employee of the Company. The $500,000 note payable portion of the purchase price is payable as follows; 1) $50,000 of the purchase price will be paid within five days of the release of certain Uniform Commercial Code liens and personal guarantees, 2) an additional $50,000 will be paid sixty days from the date of such release, 3) the Company has executed a promissory note to the seller for $400,000, payable in four installments of $75,000 every six months after the closing date of the agreement, with a remaining and final payment of $100,000 payable 30 months after the closing date.

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

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The preliminary purchase price allocation was allocated as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value

Intangible assets	$1,465,867
Accounts payable	(21,504)
$1,444,363

Intangible assets acquired represented customer relationships which have an estimated useful life of 5 years. The estimated useful life is based on the patterns in which the economic benefits related to such assets are expected to be realized.

Amortization expense for intangible assets amounted to $38,554 and $0 for the three months ended March 31, 2014 and 2013, respectively. Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2014	$220,884
2015	293,173
2016	293,173
2017	293,173
2018	293,173
Thereafter	33,737
$1,427,313

7. NOTES RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivables to an officer of the Company totaling $8,388. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum.

8. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payable from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding amounted to $121,243 (unaudited) and $156,107 as of March 31, 2014 and December 31, 2013, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. All notes are payable at various dates ranging from April through June 2015. During the reporting period, there were no financial covenant requirements under the notes.

9. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	March 31,	December 31,
	2014	2013
	(unaudited)

Cash payments due to the seller of Loyalty within 60 days UCC and personal guarantee releases	$100,000	$-
Promissory Note due to seller - Payable in four payments of $75,000 every 6 months after the closing date, with a remaining and final payment of $100,000 made at 30 months from the closing date. The note bears no interest and can be converted into shares of the company's common stock at any time at the prevailing trade price or the stock price at the closing of the transaction.	400,000	-
	500,000	-

Less: current maturities	(250,000)	-

Long-term maturities	$250,000	$-

Expected future maturity of long-term debt is as follows for each of the years ended December 31.

Year Ended
December 31,
2014	$175,000
2015	150,000
2016	175,000
$500,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the three months ended March 31, 2014 and 2013, amortization of the discount amounted to $4,529 and $0, respectively. As of March 31, 2014, the note payable is presented net of a discount of $51,108.

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

Overview

First Rate Staffing Corporation (“First Rate” or “the Company”), formerly known as Moosewood Acquisition Corporation (“Moosewood”) was incorporated on April 20, 2011 under the laws of the State of Delaware.

The Company provides recruiting and staffing services for temporary positions in the light industrial, distribution center, assembly, and clerical areas to its clients in California and Arizona, with an option for the clients and candidates to choose the most beneficial working arrangements.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

On February 11, 2014, the Company entered into an agreement to purchase the assets of Loyalty Staffing Services (“Loyalty”), a California corporation.

Critical Accounting Policies

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

Accounts Receivable and Factoring

On February 11, 2014, the Company entered into an agreement to purchase the assets of Loyalty Staffing Services (“Loyalty”), a California corporation, Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of March 31, 2014 (unaudited) and December 31, 2013 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,317,070 (unaudited) and $830,725 at March 31, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of March 31, 2014 and December 31, 2013.

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

Intangible Assets

The Company has intangible assets recorded as part of a business acquisition (see Note 6). Intangible assets with definite useful lives, representing customer relationships, are amortized over their estimated useful lives of 5 years using the straight-line method, which represents the economic benefit pattern of the intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of March 31, 2014 and December 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the three months ended March 31, 2014 and 2013 as the amounts are anti-dilutive.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2014 or December 31, 2013.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013.

The following is a comparison of the consolidated results of operations for the Company for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,	March 31,
	2014	2013	$ Change	% Change

Revenues	$2,897,127	$1,915,064	$982,063	51.3%
Cost of revenues	2,650,645	1,717,539	933,106	54.3%
Gross profit	246,482	197,525	48,957	24.8%
Operating expenses	248,912	205,759	43,153	21.0%
Income (loss) from operations	(2,430)	(8,234)	5,804	-70.5%
Interest and other expense, net	31,518	5,153	26,365	511.6%
Loss before income tax	(33,948)	(13,387)	(20,561)	153.6%
Income tax expense	-	-	-	0.0%
Net loss	$(33,948)	$(13,387)	$(20,561)	153.6%

Revenues

Our revenues increased by $982,063, or 51.3%, during the quarter ended March 31, 2014 as compared to the same period in 2013. The increase in revenues is due primarily to the addition of additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the Company acquired approximately 30 additional customers which are expected to generate annual revenues of approximately $8 million.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $933,106, or 54.3%, during the quarter ended March 31, 2014 as compared to the same period in 2013. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $43,153, or 21.0%, during the quarter ended March 31, 2014 as compared to the same period in 2013. The increase in operating expenses in 2014 was due to higher expenses associated with increased payroll and other costs from the acquisition of Loyalty subsequent to the purchase date of February 11, 2014, as well as amortization expense of $38,554 on other intangible assets recorded in connection with the acquisition.

Promissory Notes

The Company has promissory notes outstanding of $121,243. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

Origination	Principal	Interest
Date	Amount	Rate per annum	Due Date
April 2012	$4,991	6% simple	April 2015
April 2012	15,600	6% simple	April 2015
June 2012	100,652	6% simple	June 2015

The Company also owes an aggregate total of $500,000 to the seller of Loyalty, consisting of $100,000 within of sixty days of obtaining the necessary UCC and personal guarantee releases, as well as a promissory note of $400,000 due in four payment installments of $75,000 commencing every six months after the purchase date of February 11, 2014, as well as one final payment of $100,000 due thirty months after the purchase date.

Capital Resources

As of March 31, 2014, the Company had cash of $148,869 and accounts receivable of $45,203.

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

The Company anticipates it will develop a budget for marketing activities consisting of two levels of marketing: client marketing and acquisition marketing. Client marketing costs are associated with sales staff with the single purpose to market to current and potential clients. Acquisition marketing costs are those incurred for investor relations, traveling, expenses for client acquisitions, and case by case joint marketing material for specific acquisitions as they occur.

Liquidity

To date, the Company has not suffered from a liquidity issue. The main liquidity issue was addressed when the Company entered into new factoring agreements that went into effect September 1, 2012 with TAB Bank, which provided for a $1,000,000 factor commitment. In addition, the Company may borrow from time to time as available, sources of funds from its officers and/or directors as needed

As the Company grows in size, the savings from this new factoring arrangement will continue to accrue and enhance the Company’s profitability and cash flow. The Company anticipates a marketing and ongoing public company reporting budget of approximately $40,000 to $50,000 per year (consisting of corporate governance associated expenses, professional legal and accounting fees). Based on this budget and the projected operations of the Company, there are no currently anticipated liquidity issues which would pose a threat to the current business and operations (as-is) of the Company.

Net cash provided by operating activities was $129,690 for the three months ended March 31, 2014 compared to net cash used in operating activities of ($12,861) for the same period in 2013. The significant change between the years was a result of the proceeds generated from additional sales related to the acquisition of Loyalty during the quarter ended March 31, 2014.

We had net cash used in investing activities of $36,789 for the three months ended March 31, 2013 which consisted of $28,401 in spending for the acquisition of property and equipment and $8,388 in notes receivable lending. We had no cash flows from investing activities during the three months ended March 31, 2014.

We had net cash used in financing activities of $34,864 during the three months ended March 31, 2014 resulting from payments of our outstanding notes payable. Cash used in financing activities during the three months ended March 31, 2013 were $25,000, which represented payments on the same notes payables.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

The Company has not made any changes during its fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Dated: May 15, 2014

