Form 10-K/A
period 2013-12-31
FIRST RATE STAFFING Corp
filed 2014-05-30
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Revenues

Our revenues increased by $2,240,492, or 32.3%, during the year ended December 31, 2013 as compared to 2012. The increase in revenues is due primarily to the addition of eight new customers during the first quarter of 2013. In addition, we experienced an overall increase in demand for temporary labor. A large portion of this demand increase is due to the uncertainty related to the employer mandate portion of the Affordable Care Act, which has resulted in increased customer use of our services to better control the number of hours worked by new hires. Revenue increases were also a result of our clients experiencing some increase in the demand for their products and services. We believe these trends will continue in future periods. Revenues may potentially be negatively impacted by California increasing its minimum wage to $9.00 dollars per hour, with another future increase to $10.00.

Cost of revenues

Our cost of revenues, which primarily represent staffing salaries as well as workers compensation insurance costs, increased by $2,048,780, or 32.8%, during the year ended December 31, 2013 as compared to 2012. The increase in cost of revenues is due primarily to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase at a similar percentage as our revenues increase. Workers compensation cost continue to rise in California largely due to the ability of employees to litigate workers compensation claims outside of normal compensation benefits available. We have implemented a cloud-based workers compensation and discrimination reporting system, which has resulted in a reduction in costs related to claims. Prior to the implementation of this system, the Company did experience a litigation loss of $75,000 in 2013. We have purchased additional insurance coverage to protect against such losses in the future. There are no guarantees that we will not suffer additional losses of this nature in the future. Numerous companies have ceased to do business in California as a result of the increases in litigation, taxes and payroll cost. We have continued to expand our operations and explore business opportunities outside the state of California to negate the potential decrease in demand for our services.

Operating expenses

Operating expenses increased by $104,826, or 13.2%, during the year ended December 31, 2013 as compared to 2012. The increase in operating expenses in 2013 was due primarily to increases in salaries and payroll-related costs of approximately $111,000 due to the increase in our revenues for the period. This increase was partially offset by a decrease in professional fees as compared to the same period in 2012, which were higher due to the merger transaction to become a public company in 2012. The Company has also taken advantage of the economies of scale associated with our type of business. Numerous expenses are fixed in relation to revenue. This allows for the increase in sales with overhead declining as a percentage of revenues. We have a point where revenue increases will result in the increase of certain fixed expenses. An example is office space and the related cost of new leases, furniture, and operating systems. At this time we still have excess capacity to absorb additional increases in revenues. We have also benefited from the change in our factoring (finance agreement) implemented in the last quarter of 2012, which has reduced our overall factoring rate. We have also implemented a program of containing expenses as a percentage of revenues to contain our variable operating expenses. This has resulted in a decrease in operating expenses as a percentage of revenue in 2013 as compared to 2012. Management expects this trend to continue in the future.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2014, except as to Note 4, as to which this date is May 30, 2014

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

4. GOING CONCERN

The Company has sustained operating losses of $141,354 since inception. These losses are primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete the merger transaction in November 2012, as described in Note 1, as well as our annual revenues being below break-even levels. During 2012, the Company incurred audit related fees of approximately $62,000, as well as $65,000 relating to professional’s fees incurred during the process of becoming a public company. Going forward, the Company expects these annual expenses to be lower. In addition, in September of 2012, the Company entered into a new factoring agreement with TAB Bank which reduced financing costs from an average APR of 24% to 12%. We expect this will generate an annual savings of approximately $40,000 to $70,000. As a result of these savings, as well as growth in revenue due to the addition of customers, the Company had a net loss during the year ended December 31, 2013 of $41,899, as compared to $120,195 for the year ended December 31, 2012.

The Company’s continuation as a going concern is dependent on management’s ability to maintain profitable operations, and/or obtain additional financing from its shareholders and/or other third parties. In addition to the expense reduction tactics described above, management’s plan on a going-forward basis involves the acquisition of substantially all of the assets of Loyalty Staffing Services, a California corporation, which was completed on February 11, 2014 (see Note 12). The acquisition of Loyalty Staffing Services has added approximately 30 customers which are expected to generate additional annual revenues of approximately $8.3 million, which management believes will allow the Company to operate at a profitable level. The Company is also actively seeking additional staffing company acquisitions outside of the state of California. There are no guarantees that the Company will be successful in this endeavor.

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

FIRST RATE STAFFING CORPORATION

Dated: May 30, 2014	By:	/s/ Cliff Blake

Chief Executive Officer

Dated: May 30, 2014	By:	/s/ Cliff Blake

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	May 30, 2014

