Form 10-Q
period 2014-06-30
FIRST RATE STAFFING Corp
filed 2014-08-14
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock, par value $0.0001	7,500,000 shares

Documents incorporated by reference: None

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash	$229,734	$54,043
Accounts receivable, net	130,931	154,030
Notes receivable - related party, current portion	8,388	-
Prepaid expenses and other current assets	-	67,484
Total current assets	369,053	275,557

Property and equipment, net	23,153	26,483
Notes receivable - related party, net of current portion	-	8,388
Intangible assets, net	1,354,220	-
Deposit and other assets	6,200	6,280
Total assets	$1,752,626	$316,708

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$64,363	$57,659
Other current liabilities	215,154	153,744
Current portion of long-term notes payable, net of discount	207,477	-
Total current liabilities	486,994	211,403

Note payable, net of current portion	250,000	-
Notes payable - related parties	81,845	156,107
Total liabilities	818,839	367,510

Commitments

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 (unaudited) and 7,000,000 shares issued and authorized at June 30, 2014 and December 31, 2013, respectively	750	700
Additional paid-in capital	1,089,802	89,852
Accumulated deficit	(156,765)	(141,354)
Total stockholders' equity (deficit)	933,787	(50,802)
Total liabilities and stockholders' equity (deficit)	$1,752,626	$316,708

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues	$4,170,454	$2,258,541	$7,067,581	$4,173,605
Cost of revenues	3,665,451	2,019,059	6,316,096	3,736,598
Gross profit	505,003	239,482	751,485	437,007
Operating expenses	436,286	218,716	685,198	424,475
Income from operations	68,717	20,766	66,287	12,532
Interest and other expense, net	50,180	5,219	81,698	10,372
Income (loss) before income tax	18,537	15,547	(15,411)	2,160
Income tax expense	-	-	-	-
Net income (loss)	$18,537	$15,547	$(15,411)	$2,160

Net income (loss) per share:
Basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and diluted	7,500,000	7,000,000	7,383,978	7,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Operating activities
Net income (loss)	$(15,411)	$2,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	114,977	3,124
Amortization of discount on note payable	13,114	-
Changes in operating assets and liabilities:
Accounts receivable	23,099	(40,597)
Prepaid expense and other current assets	67,484	-
Deposits and other assets	80	(71,031)
Accounts payable	6,704	51,869
Other current liabilities	39,906	33,667

Net cash provided by (used in) operating activities	249,953	(20,808)

Investing activities
Borrowings on notes receivable - related party	-	(8,388)
Payments from acquisition of property and equipment	-	(28,401)

Net cash used in investing activities	-	(36,789)

Financing activities
Payments on note payable - related party	(74,262)	(53,870)

Net cash used in financing activities	(74,262)	(53,870)

Net change in cash	175,691	(111,467)
Cash, beginning of the period	54,043	185,587
Cash, end of the period	$229,734	$74,120

Supplemental disclosure of cash flow information:
Interest paid	$2,588	$10,385

Supplemental disclosures of non-cash investing and financing
Issuance of common stock for acquisition of Loyalty Staffing Services, Inc.	$1,000,000	$-
Issuance of note payable for acquisition of Loyalty Staffing Services, Inc.	$500,000	$-

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2014 and December 31, 2013.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $0 and $29,824 as of June 30, 2014 (unaudited) and December 31, 2013, respectively.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,268,011 (unaudited) and $830,725 at June 30, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of June 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of June 30, 2014 and December 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the three and six months ended June 30, 2014 and 2013 as the amounts are anti-dilutive.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of June 30, 2014 or December 31, 2013.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has accumulated deficit of $156,765 since inception. This accumulated deficit is primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete its merger transaction in November 2012, as well as revenues being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. In addition, on February 11, 2014, the Company also acquired substantially all of the assets of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
	(Unaudited)

Furniture and equipment	$5,658	$5,658
Vehicles	28,000	28,000
	33,658	33,658

Less: accumulated depreciation	10,505	7,175

	$23,153	$26,483

Depreciation expense for the three months ended June 30, 2014 and 2013 amounted to $1,665 and $1,667, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $3,330 and $3,124, respectively.

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

Amortization expense for intangible assets for the three and six months ended June 30, 2014 amounted to $73,093 and $111,647, respectively. Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2014	$147,792
2015	293,173
2016	293,173
2017	293,173
2018	293,173
Thereafter	33,736
$1,354,220

7. NOTES RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivables to an officer of the Company totaling $8,388. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum.

8. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payable from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding amounted to $81,845 (unaudited) and $156,107 as of June 30, 2014 and December 31, 2013, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. The remaining outstanding balances are all due in December 2015. During the reporting period, there were no financial covenant requirements under the notes.

9. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	June 30,	December 31,
	2014	2013
	(unaudited)

Cash payments due to the seller of Loyalty within 60 days UCC and personal guarantee releases	$100,000	$-
Promissory Note due to seller - Payable in four payments of $75,000 every 6 months after the closing date, with a remaining and final payment of $100,000 made at 30 months from the closing date. The note bears no interest and can be converted into shares of the company's common stock at any time at the prevailing trade price or the stock price at the closing of the transaction.	400,000	-
	500,000	-

Less: current maturities	(250,000)	-

Long-term maturities	$250,000	$-

Expected future maturity of long-term debt is as follows for each of the years ended December 31.

Year Ended
December 31,
2014	$175,000
2015	150,000
2016	175,000
$500,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the three and six months ended June 30, 2014, amortization of the discount amounted to $8,585 and $13,114, respectively. As of June 30, 2014, the note payable is presented net of a discount of $42,523. The note has not been paid due to an internal issue and the Company is currently in the process of renegotiating the terms of the outstanding notes.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

Accounts Receivable and Factoring

On February 11, 2014, the Company entered into an agreement to purchase the assets of Loyalty Staffing Services (“Loyalty”), a California corporation, Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of June 30, 2014 (unaudited) and December 31, 2013 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,268,011 (unaudited) and $830,725 at June 30, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of June 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of June 30, 2014 and December 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of June 30, 2014 or December 31, 2013.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013.

The following is a comparison of the consolidated results of operations for the Company for the three months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change

Revenues	$4,170,454	$2,258,541	$1,911,913	84.7%
Cost of revenues	3,665,451	2,019,059	1,646,392	81.5%
Gross profit	505,003	239,482	265,521	110.9%
Operating expenses	436,286	218,716	217,570	99.5%
Income from operations	68,717	20,766	47,951	230.9%
Interest and other expense, net	50,180	5,219	44,961	861.5%
Income before income tax	18,537	15,547	2,990	19.2%
Income tax expense	-	-	-	0.0%
Net income	$18,537	$15,547	$2,990	19.2%

Revenues

Our revenues increased by $1,911,913, or 84.7%, during the quarter ended June 30, 2014 as compared to the same period in 2013. The increase in revenues is due primarily to the addition of additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the Company acquired approximately 30 additional customers which are expected to generate annual revenues of approximately $8 million.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $1,646,392, or 81.5%, during the quarter ended June 30, 2014 as compared to the same period in 2013. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $217,570, or 99.5%, during the quarter ended June 30, 2014 as compared to the same period in 2013. The increase in operating expenses in 2014 was due to higher expenses associated with increased payroll and other costs from the acquisition of Loyalty subsequent to the purchase date of February 11, 2014, as well as amortization expense of $73,093 on other intangible assets recorded in connection with the acquisition.

Results of Operations for the Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013.

The following is a comparison of the consolidated results of operations for the Company for the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change

Revenues	$7,067,581	$4,173,605	$2,893,976	69.3%
Cost of revenues	6,316,096	3,736,598	2,579,498	69.0%
Gross profit	751,485	437,007	314,478	72.0%
Operating expenses	685,198	424,475	260,723	61.4%
Income from operations	66,287	12,532	53,755	428.9%
Interest and other expense, net	81,698	10,372	71,326	687.7%
Income (loss) before income tax	(15,411)	2,160	(17,571)	-813.5%
Income tax expense	-	-	-	0.0%
Net income (loss)	$(15,411)	$2,160	$(17,571)	-813.5%

Revenues

Our revenues increased by $2,893,976, or 69.3%, during the six months ended June 30, 2014 as compared to the same period in 2013. The increase in revenues is due primarily to the addition of additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the Company acquired approximately 30 additional customers which are expected to generate annual revenues of approximately $8 million.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $2,579,498, or 69.0%, during the six months ended June 30, 2014 as compared to the same period in 2013. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $260,723, or 61.4%, during the six months ended June 30, 2014 as compared to the same period in 2013. The increase in operating expenses in 2014 was due to higher expenses associated with increased payroll and other costs from the acquisition of Loyalty subsequent to the purchase date of February 11, 2014, as well as amortization expense of $111,647 on other intangible assets recorded in connection with the acquisition.

Promissory Notes

The Company has promissory notes outstanding of $81,845. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

Origination	Principal	Interest
Date	Amount	Rate per annum	Due Date
December 2012	$81,845	6% simple	December 2015

The Company also owes an aggregate total of $500,000 to the seller of Loyalty, consisting of $100,000 within of sixty days of obtaining the necessary UCC and personal guarantee releases, as well as a promissory note of $400,000 due in four payment installments of $75,000 commencing every six months after the purchase date of February 11, 2014, as well as one final payment of $100,000 due thirty months after the purchase date. The notes have not paid according to terms due to an internal issue, and the Company is currently renegotiating the terms of the outstanding notes.

Capital Resources

As of June 30, 2014, the Company had cash of $229,734 and accounts receivable of $130,931.

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

Liquidity

To date, the Company has not suffered from a liquidity issue. The main liquidity issue was addressed when the Company entered into new factoring agreements that went into effect September 1, 2012 with TAB Bank, which provided for a $1,000,000 factor commitment. In addition, the Company may borrow from time to time as available, sources of funds from its officers and/or directors as needed

As the Company grows in size, the savings from this new factoring arrangement will continue to accrue and enhance the Company’s profitability and cash flow. Based on this budget and the projected operations of the Company, there are no currently anticipated liquidity issues which would pose a threat to the current business and operations of the Company.

Net cash provided by operating activities was $249,953 for the six months ended June 30, 2014 compared to net cash used in operating activities of ($20,808) for the same period in 2013. The significant change between the years was a result of the proceeds generated from additional sales related to the acquisition of Loyalty during the six months ended June 30, 2014.

We had net cash used in investing activities of $36,789 for the six months months ended June 30, 2013 which consisted of $28,401 in spending for the acquisition of property and equipment and $8,388 in notes receivable lending. We had no cash flows from investing activities during the six months ended June 30, 2014.

We had net cash used in financing activities of $74,262 during the six months ended June 30, 2014 resulting from payments of our outstanding notes payable. Cash used in financing activities during the six months ended June 30, 2013 were $53,870, which represented payments on the same notes payables.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Dated: August 14, 2014

