Form 10-K
period 2014-12-31
FIRST RATE STAFFING Corp
filed 2015-03-31
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2014

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2015

Common Stock, par value $0.0001	7,500,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST RATE STAFFING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2014

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

On February 11, 2014, the Company entered into an agreement to purchase all the assets of Loyalty Staffing Services Inc. (“Loyalty”), a California corporation for an aggregate purchase price valued at $1,500,000 consisting of $100,000 in cash and $400,000 in note payable and 500,000 shares of the Company's common stock, valued at a price of $2 per share.

The agreement provided that:

(1) $100,000 of the cash portion of the purchase price shall be paid $50,000 within five business days of the release of certain Uniform Commercial Code liens and personal guarantees and an additional $50,000 sixty days from the date of such release.

(2) The Company shall execute a promissory note in favor of Loyalty for the remaining $400,000 with $75,000 payable six months after the closing date of the agreement (February 11, 2014) and $325,000 payable 30 months after such closing date.

Loyalty has the option of converting all or any part of the $400,000 balance into the Company's common stock at the then prevailing trading price or market value at the time of closing of the agreement or $2 per share. It has agreed to a reduction in the promissory note of an amount equal to 5% of $1,500,000 and a return of common stock of an amount equal to 2.5% of $1,500,000 for every reduction of $1,500,000 in annual revenues generated by the loss a client or clients acquired as part of the asset agreement within 12 months from the closing date.

The Company is currently in dispute with the seller of Loyalty, Nancy Esteban, concerning the cash portion and note payable portion of the payout in the original transaction described above. The parties are currently negotiating in good faith to resolve. The Company expects this settlement to occur during the second quarter of 2015.

Loyalty is a light industrial and hospitality staffing company in business since 2008 servicing clients in the greater Los Angeles area. Loyalty services over 60 clients with approximately $6,000,000 to $7,000,000 in revenues. The Loyalty clients mirror the current client types of First Rate Staffing Corporation and management believes that the synergy between the two companies is extremely strong. The Company services clients in the Santa Fe Springs area of Los Angeles, along with Phoenix, Arizona. Loyalty services clients in the Torrance area of Los Angeles County. Management believes that the acquisition will greatly enhance the market presence of the Company in the greater Los Angeles area that the combination of the two entities will allow the Company to reduce overall expense through economies of scale and improve profitability.

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

The Market

The output of US employment services annual growth since 2009 has been 7.2% based on industry data published in December 2014. Growth is expected to increase in the United States as a result of the Affordable Care Act. Based on U.S. Market Research Firms for the period 2009.

Major staffing services providers include Adecco (headquartered in Switzerland), Randstad (the Netherlands), and Manpower (US). The US and Japan each account for about 20 percent of global revenue. The UK accounts for about 15 percent. There are about 70,000 private employment services agencies in the world, with the top 4 companies accounting for about 10% of the industry’s sales.

The US personnel staffing agencies industry includes about 32,000 companies with combined annual revenue of about $230 billion. Major companies include ADP TotalSource, Insperity (formerly Administaff), Kelly Services, Manpower, and the US operations of Adecco. The industry is fragmented: the 50 largest companies generate about 40 percent of industry revenue. The global staffing services industry generates about $280 billion in annual revenue, according to the International Confederation of Private Employment Agencies. Major staffing services providers based outside the US are Adecco (Switzerland) and Randstad (the Netherlands). Large staffing services markets include the EU, the US, Japan, and the UK. The forecast for temporary labor in 2015 is increasing in demand with the implementation of the Affordable Care Act. Many companies are anticipated to use temporary staffing companies due to the definition of fulltime employment changing from 40 to 30 hours.

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

In the past 18 months, the Company has seen the market trending upward with respect to its current client base, as well as the addition of Loyalty Staffing in Torrance California. This is evidenced in the number of clients, the billing amounts increasing, and their overall need for labor assistance increasing. According to the American Staffing Association, a leader in industry analysis, temporary labor experienced a total year over year increase of 7.2%.

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

Employees

The Company presently has approximately 800 employees, consisting or approximately 680 employees in California and 120 employees in Arizona.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently has three physical locations: Torrance, California, Santa Fe Springs, California and Phoenix, Arizona.

The Torrance office is approximately 2300 square feet and is a month to month lease of $3,211. The office is located at a major intersection in southern Los Angeles County. The Company incurs annual expenses of $38,532 for such lease.

The Santa Fe Springs location consists of 1,355 square feet and is a monthly lease that is located in an office park on a major thoroughfare for southern Los Angeles County, California. The monthly lease cost is $1,156, and annually the Company incurs annual expenses of $13,872 for such lease. This new location now provides the Company with the desired street visibility.

The Phoenix location consists of 1,600 square feet and is a yearly lease and is located at an intersection of a major thoroughfare for Phoenix, Arizona. The Phoenix location offers street visibility and room for growth. The monthly lease cost is $737, and annually the Company expends $8,844 for such lease.

The Company also anticipates opening an official corporate location in Irvine, California in the near future.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The parties are currently negotiating in good faith to resolve. The Company expects this settlement to occur during the second quarter of 2015.

Other than the above, as well as ongoing and routine employee claims for worker’s compensation that arise during the ordinary course of the business of the Company, there are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 7,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

The Company is currently in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The parties are currently negotiating in good faith to resolve. The Company expects this settlement to occur during the second quarter of 2015.

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

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2014 and 2013 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the "Factor"). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivable assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,824,376 and $756,718 at December 31, 2014 and December 31, 2013, respectively.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

The following are the consolidated results of our operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year Ended
	December 31,	December 31,
	2014	2013	$ Change	% Change

Revenues	$18,003,628	$9,177,841	$8,825,787	96.2%
Cost of revenues	16,137,224	8,300,029	7,837,195	94.4%
Gross profit	1,866,404	877,812	988,592	112.6%
Operating expenses	1,604,707	900,588	704,119	78.2%
Income (loss) from operations	261,697	(22,776)	284,473	-1249.0%
Interest and other expense, net	185,255	19,123	166,132	868.8%
Income (loss) before income tax	76,442	(41,899)	118,341	-282.4%
Income tax expense	66,676	-	66,676	0.0%
Net income (loss)	$9,766	$(41,899)	$51,665	-123.3%

Revenues

Our revenues increased by $8,825,787, or 96.2%, during the year ended December 31, 2014 as compared to the same period in 2013. The increase in revenues is due primarily to the addition of additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the Company acquired approximately 60 additional customers which are expected to generate annual revenues of approximately $8 million.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $7,837,195, or 94.4%, during the year ended December 31, 2014 as compared to the same period in 2013. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues is consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $704,119, or 78.2%, during the year ended December 31, 2014 as compared to the same period in 2013. The increase in operating expenses in 2014 was due to higher expenses associated with increased payroll and other costs from the acquisition of Loyalty subsequent to the purchase date of February 11, 2014, as well as amortization expense of $259,438 on other intangible assets recorded in connection with the acquisition.

Notes Payable

The Company owes an aggregate total of $500,000 to the seller of Loyalty, consisting of $100,000 within of sixty days of obtaining the necessary UCC and personal guarantee releases, as well as a promissory note of $400,000 due in four payment installments of $75,000 commencing every six months after the purchase date of February 11, 2014, as well as one final payment of $100,000 due thirty months after the purchase date. The notes have not paid according to terms due to an internal issue, and the Company is currently renegotiating the terms of the outstanding notes.

The Company has promissory notes outstanding of $4,509. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

Origination	Principal	Interest
Date	Amount	Rate per annum	Due Date
December 2012	$4,509	6% simple	December 2015

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

Capital Resources

As of December 31, 2014, the Company had cash of $787,238 and accounts receivable of $330,538.

The Company’s proposed expansion plans and business process improvements over the next two years will necessitate additional capital and financing. Of this amount, the Company expects that it will need funding of $1.0 million to $1.5 million to achieve its expanded growth and profit objectives in its existing core business over the next two years.

The Company anticipates that it will require approximately $1.0 to $ 1.5 million to establish and fund its factoring facility. These amounts would be used to fund payroll and taxes up to the point that these amounts are collected from the client. Factoring internally would mean self-financing, resulting in a savings to the Company of approximately $150,000 per year. No additional material or regulatory costs would be incurred at this point. If the Company was to offer factoring to other entities (i.e. outside of the Company) then the Company would be subject to all the rules and regulations surrounding the operations of a finance company. Once the factoring entity is successfully set-up, the Company expects to realize ongoing savings from the reduced factoring costs.

The Company expects that establishing and funding its workers’ compensation captive will separately require funding of approximately $500,000 to $1.0 million, which will include a substantial deposit to establish the captive as a self-insured funding unit. The costs include a deposit needed of $500,000 or more, set-up costs of $50,000 to $60,000, and administrative fees of approximately $35,000 per year. Legal requirements for the formation of a captive vary by state. Currently, Hawaii and Nevada offer the most favorable requirements for establishing a captive for the Company. Any captive would still require catastrophic coverage beyond the normal coverage provided by the captive. There are numerous companies which provide direction and assistance for establishing a captive, and the Company would plan to engage such an advisory company. These companies are primarily responsible for ensuring that the captive meets the regulatory requirements initially and annually in the applicable state of formation. These advisors also assist in risk assessment, legal deposit requirements and claims administration. An impact on the Company’s current business from the captive would be the ability to retain the large deposit amounts required by insurance providers to remain in the control of the Company. As with the factoring entity, once the workers’ compensation captive is successfully set-up, the Company expects to realize ongoing savings from the reduced workers’ compensation costs.

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

Liquidity

To date, the Company has not suffered from a significant liquidity issue. The main liquidity issue was addressed when the Company entered into new factoring agreements that went into effect September 1, 2012 with TAB Bank, which provided for a $1,000,000 factor commitment. In November 2013, the factor commitment increased to $2,000,000. We also expect the acquisition of Loyalty in February 2014 to continue to provide additional working capital from the additional customers acquired. In addition, the Company may borrow from time to time as available, sources of funds from its officers and/or directors as needed.

As the Company grows in size, the savings from this new factoring arrangement will continue to accrue and enhance the Company’s profitability and cash flow. Based on this budget and the projected operations of the Company, there are no currently anticipated liquidity issues which would pose a threat to the current business and operations of the Company.

Net cash provided by operating activities was $884,793 for the year ended December 31, 2014 compared to net cash used in operating activities of $23,922 for 2013. The significant change between the years was a result of the proceeds generated from additional sales related to the acquisition of Loyalty during the year ended December 31, 2014.

We had no cash used in investing activities during the year ended December 31, 2014. We had cash flows used in investing activities during 2013 of $37,101, which consisted of $28,713 for the acquisition of property and equipment and $8,388 in notes receivable lending.

We had net cash used in financing activities of $151,598 during the year ended December 31, 2014 resulting from payments of our outstanding notes payable. We had net cash used in financing activities of $70,521 during the year ended December 31, 2013 resulting from the payments of our outstanding notes payable of $99,021, partially offset by capital contributions of $28,500.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST RATE STAFFING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

First Rate Staffing Corporation:

We have audited the accompanying consolidated balance sheets of First Rate Staffing Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of First Rate Staffing Corporation as of December 31, 2014 and 2013, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in the Note 4 to the consolidated financial statements, the Company has incurred an accumulated deficit from inception to December 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2015

FIRST RATE STAFFING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets

Current assets
Cash	$787,238	$54,043
Accounts receivable	330,538	154,030
Prepaid expenses	-	67,484
Notes receivable - related party, current portion	8,388	-
Total current assets	1,126,164	275,557

Property and equipment, net	19,823	26,483
Notes receivable - related party, net of current portion	-	8,388
Intangible assets, net	1,206,429	-
Deposits and other assets	6,200	6,280
Total assets	$2,358,616	$316,708

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$385,571	$57,659
Other current liabilities	534,735	153,744
Notes payable, net of discount	474,837	-
Notes payable - related parties, current portion	4,509	-
Total current liabilities	1,399,652	211,403
Notes payable - related parties, net of current portion	-	156,107
Total liabilities	1,399,652	367,510

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 and 7,000,000 shares issued and authorized at December 31, 2014 and 2013, respectively	750	700
Additional paid-in capital	1,089,802	89,852
Accumulated deficit	(131,588)	(141,354)
Total stockholders' equity (deficit)	958,964	(50,802)
Total liabilities and stockholders' equity (deficit)	$2,358,616	$316,708

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$18,003,628	$9,177,841
Cost of revenues	16,137,224	8,300,029
Gross profit	1,866,404	877,812
Operating expenses	1,604,707	900,588
Income (loss) from operations	261,697	(22,776)
Interest and other expense, net	185,255	19,123
Income (loss) before income tax	76,442	(41,899)
Income tax expense	66,676	-
Net income (loss)	$9,766	$(41,899)

Net income (loss) per share:
Basic and diluted	$-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	7,442,466	7,000,000

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT)

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2012	-	$-	7,000,000	$700	$61,352	$(99,455)	$(37,403)

Contribution by stockholder	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(41,899)	(41,899)
Balance, December 31, 2013	-	-	7,000,000	700	89,852	(141,354)	(50,802)

Common stock issued for acquisition	-	-	500,000	50	999,950	-	1,000,000
Net income	-	-	-	-	-	9,766	9,766
Balance, December 31, 2014	-	$-	7,500,000	$750	$1,089,802	$(131,588)	$958,964

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$9,766	$(41,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	266,098	6,439
Amortization of discount on note payable	30,474	-
Changes in operating assets and liabilities:
Accounts receivable	(176,508)	(100,452)
Prepaid expenses	67,484	(67,484)
Deposits and other assets	80	74,237
Accounts payable	327,912	27,001
Other current liabilities	359,487	78,236

Net cash provided by (used in) operating activities	884,793	(23,922)

Cash flows from investing activities
Borrowings on notes receivable - related party	-	(8,388)
Payments from acquisition of property and equipment	-	(28,713)

Net cash used in investing activities	-	(37,101)

Cash flows from financing activities
Payments on note payable - related party	(151,598)	(99,021)
Capital contributions	-	28,500

Net cash used in financing activities	(151,598)	(70,521)

Net change in cash	733,195	(131,544)
Cash, beginning of the year	54,043	185,587
Cash, end of the year	$787,238	$54,043

Supplemental disclosure of cash flow information:
Interest paid	$1,630	$19,140
Income taxes paid	-	-

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for acquisition of Loyalty Staffing Services, Inc.	$1,000,000	$-
Issuance of note payable for acquisition of Loyalty Staffing Services, Inc.	$500,000	$-

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

The consolidated financial statements include the accounts of the Company and Loyalty Staffing Services, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.  The reclassifications have not impacted the previously reported results of operations or total assets, liabilities or stockholders’ equity (deficit).

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 or 2013. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2014, the Company had $537,238 of balances that exceeded the FDIC insurance limits.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2014 and 2013 was $0.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,824,376 and $756,718 at December 31, 2014 and 2013, respectively.

Business Acquisitions

The Company has accounted for its business acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, Business Combinations. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets are based on valuations using the income approach. The excess of the purchase price, if any, over the tangible assets, identifiable intangible assets and assumed liabilities, is recorded as goodwill.

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

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active

–	Inputs other than quoted prices that are observable for the asset or liability

–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of December 31, 2014 or 2013.

The Company has determined that the book value of its outstanding financial instruments as of December 31, 2014 and 2013 is the approximate fair value.

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

Revenue Recognition

The Company’s revenue is derived from providing temporary staffing services to its clients. The Company recognizes revenue in accordance with FASB ASC No. 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cost of Revenue

Cost of revenue consists of wages, related payroll taxes, workers compensation, and employee benefits of the Company’s employees while they work on contract assignment as temporary staff of the Company’s customers.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  There have been no common stock equivalents included in the diluted earnings per share computation for the years ended December 31, 2014 or 2013 as the amounts are anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

4. GOING CONCERN

The Company has an accumulated deficit of $131,588 since inception. This accumulated deficit is primarily the result of increased operating expenses during 2012 associated with professional fees necessary to complete its merger transaction in November 2012, as well as revenues being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. In addition, on February 11, 2014, the Company also acquired substantially all of the assets of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013

Furniture and equipment	$5,658	$5,658
Vehicles	28,000	28,000
	33,658	33,658

Less: accumulated depreciation	13,835	7,175

	$19,823	$26,483

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $6,660 and $6,439, respectively.

6. ACQUISITION

On February 11, 2014, the Company entered into an agreement to purchase the assets of Loyalty Staffing Services, Inc. (“Loyalty”), a California corporation, for an aggregate purchase price of $1,444,363 consisting of a cash payment of $100,000, along with a $400,000 note payable, net of a discount of $55,637 for imputed interest, and 500,000 shares issued of the Company’s common stock, valued at the estimated fair value of $2 per share. The total amount due of $500,000 is payable as follows; 1) $50,000 of the purchase price will be paid within five days of the release of certain Uniform Commercial Code liens and personal guarantees, 2) an additional $50,000 will be paid sixty days from the date of such release, 3) the Company has executed a promissory note to the seller for $400,000, payable in four installments of $75,000 every six months after the closing date of the agreement, with a remaining and final payment of $100,000 payable 30 months after the closing date.

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

The Company is currently in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The parties are currently negotiating in good faith to resolve. The Company expects this settlement to occur during the second quarter of 2015.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The purchase price allocation was allocated as follows:

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

Amortization expense for intangible assets amounted to $259,438 and $0 for the years ended December 31, 2014 and 2013, respectively. Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2015	$293,173
2016	293,173
2017	293,173
2018	293,173
2019	33,737
$1,206,429

The amount of Loyalty’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2014, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2013 are as follows. The pro forma information includes the effects of amortization of intangibles arising from the transaction, as well as interest expense from the note payable issued to the seller. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Revenues	Earnings (Loss)

Actual from February 11, 2014 to December 31, 2014	$7,005,170	$225,426

2014 supplemental pro forma (unaudited) from
January 1, 2014 to December 31, 2014	$18,922,592	$244,523

2013 supplemental pro forma (unaudited) from
January 1, 2013 to December 31, 2013	$17,120,089	$(158,620)

7. NOTE RECEIVABLE – RELATED PARTY

In March 2013, the Company issued a series of unsecured notes receivable to an officer of the Company. The borrowings are due in one lump payment in March 2015 and earn interest at a rate of 15% per annum. As of December 2014 and 2013, the note receivable balance was $8,388.

8. DEPOSITS AND OTHER ASSETS

Deposits and other assets consisted of the following as of December 31, 2014 and 2013.

	December 31,
	2014	2013
Deposit on office lease and utilities	3,200	3,280
Other	3,000	3,000
Total	$6,200	$6,280

9. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014 and 2013, 7,500,000 and 7,000,000 shares of common stock, respectively, were issued and outstanding. There was no preferred stock were issued or outstanding as of December 31, 2014 or 2013.

During the year ended December 31, 2013, Cliff Blake, the Chief Executive Officer and sole director of the Company, made a capital contribution of $28,500 to the Company.

During the year ended December 31, 2014, the Company issued 500,000 shares of common stock in connection with the acquisition of Loyalty (see Note 6).

10. NOTES PAYABLE - RELATED PARTY

During 2012, the Company obtained unsecured promissory notes payable from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding amounted to $4,509 and $156,107 as of December 31, 2014 and 2013, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment 3 years from the issuance dates. The remaining outstanding balances are all due in December 2015. There are no financial covenant requirements under the notes.

11. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

December 31,
2014

Cash payments due to the seller of Loyalty within 60 days UCC and personal guarantee releases	$100,000

Promissory Note due to seller - Payable in four payments of $75,000 every 6 months after the closing date, with a remaining and final payment of $100,000 made at 30 months from the closing date. The note bears no interest and can be converted into shares of the company's common stock at any time at the prevailing trade price or the stock price at the closing of the transaction, which amounted to $2 per share. The Company is currently in default under the terms of the note due to a dispute with the debt holder, and the terms are in the process of being renegotiated (see Note 13). Until a settlement has been reached, the outstanding balances on the note have been presented as current liabilties.	400,000
$500,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the year ended December 31, 2014, amortization of the discount amounted to $30,474. As of December 31, 2014, the note payable is presented net of a discount of $25,163. The note has not been paid due to an internal issue and the Company is currently in the process of renegotiating the terms of the outstanding notes.

12. INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31:

	2014	2013

Current
Federal	$52,529	$-
State	14,147	-
Total current	66,676	-

Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total	$66,676	$-

Significant components of deferred income tax assets and liabilities are as follows:

	2014	2013

Net operating loss carryforwards	$-	$41,548
State income taxes	3,837	(2,618)
Depreciation and amortization	72,072	-
Other	-	289
Total, net	75,909	39,219
Valuation allowance	(75,909)	(39,219)
Deferred tax assets, net	$-	$-

At December 31, 2014, the Company had utilized its Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income.

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

At December 31, 2014 and 2013, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2014 or 2013.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2011 - 2014.

13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office locations located in Torrance, California and Phoenix, Arizona under operating leases on a month-to-month basis at monthly rates ranging from $737 to $3,211. The Company leases its office located in Santa Fe Springs, California under a non-cancellable operating lease extending through January 2018.

The following summarizes the amounts due in future periods under non-cancellable operating leases.

Year Ended
December 31,

2015	$13,872
2016	13,872
2017	13,872
2018	1,156
Total	$42,772

Litigation

The Company is currently in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The parties are currently negotiating in good faith to resolve. The Company expects this settlement to occur during the second quarter of 2015. Management does not anticipate any material adverse impacts from this dispute, and any gain will be recorded upon the finalization of a settlement.

During the ordinary course of the Company’s business, it is subject to various claims and litigation. The Company settled an open claim involving a former employee in 2013 for $35,625. As of December 31, 2014 and 2013, all obligations have been fulfilled by the Company.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia LLP, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors, officers and management.

Name	Age	Position	Year Commenced with Company

Cliff Blake	60	Chief Executive Officer and Director	2012
Devon Galpin	36	Chief Operating Officer	2012
Michael Mautz	48	Vice President of Risk Management	2012
Joy Mautz	39	Vice President of Finance	2012
Julie Galpin	37	Assistant Secretary	2012

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Aggregate			All		Annual
		Annual	Annual	Accrued		Stock	Comp-	Other	Compen-
		Earned	Payments	Salary Since		and	-ensation	Comp	sation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Cliff Blake	2014	$0	$0
CEO and Director	2013	$0	$0

Devon Galpin	2014	$44,200	$44,200
COO	2013	$44,200	$44,200

Michael Mautz	2014	$44,200	$44,200
Vice President	2013	$44,200	$44,200

Joy Mautz	2014	$44,200	$44,200
Vice President	2013	$44,200	$44,200

Julie Galpin	2014	$44,200	$44,200
Assistant Secretary	2013	$44,200	$44,200

The officers noted above also received profits participation and earnings from their ownership interest in the equity of each of First Rate California and First Rate Nevada; as such profits participation and earnings represent returns to these officers by virtue of their equity ownership of these businesses, any such profits participation are not reflected in the table above.

As of December 31, 2014, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), however, the Company may compensate officers and employees as is discussed below in “Anticipated Officer and Director Remuneration.”

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

	Number of Shares of		Percent of
Name/Position	Common Stock		Class (1)

Cliff Blake (2)	1,000,000		13.3%
Chief Executive Officer
Director

Devon Galpin (3)	1,000,000		13.3%
COO

Michael Mautz (4)	1,000,000		13.3%
Vice President

Joy Mautz (4)	1,000,000		13.3%
Vice President

Julie Galpin (3)	1,000,000		13.3%
Assistant Secretary

Terry Blake (2)	1,000,000		13.3%
33 Tall Oak
Irvine, California 92603

Total owned by officers and directors
(5 persons)	6,000,000	(2)	80%

(1) Based upon 7,500,000 shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has promissory notes outstanding of $4,509 from monies advanced by Cliff Blake, an officer and sole director of the Company. The note bears interest at a rate of 6% per annum and is due in full in one lump payment in December 2015.

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

December 31, 2014	December 31, 2013
$46,392	$39,000

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2014 and 2013.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference.

2.1++	Agreement and Plan of Merger
2.2++	Agreement and Plan of Merger
3.1+	Certificate of Incorporation
3.2+	By-laws
10.1+++	Factoring Agreements with TAB Bank
10.2+++	Guarantees regarding TAB Bank
10.3++++	Agreement with Tiber Creek Corporation
10.4++++	Promissory Note
10.5++++	Promissory Note
10.6++++	Promissory Note
10.7++++	Promissory Note
10.8++++	Promissory Note
31#	Certification of Chief Executive Officer and Chief Financial Officer
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)

#	Filed herewith.

+	Previously filed on Form 10-12G on June 2, 2011 (File No.: 000-54427) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++	Previously filed on Form S-1 on November 13, 2012 (File No.: 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

+++	Previously filed on Form S-1 on February 1, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++++	Previously filed on Form S-1 on April 11, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

Dated: March 31, 2015	By:	/s/ Cliff Blake

Chief Executive Officer

Dated: March 31, 2015	By:	/s/ Cliff Blake

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	March 31, 2015

