Form 10-Q
period 2015-03-31
FIRST RATE STAFFING Corp
filed 2015-05-15
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common Stock, par value $0.0001	7,500,000 shares

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash	$624,720	$787,238
Accounts receivable	360,993	330,538
Notes receivable - related party, current portion	-	8,388
Total current assets	985,713	1,126,164

Property and equipment, net	18,158	19,823
Intangible assets, net	1,133,135	1,206,429
Notes receivable - related party, net of current portion	33,418	-
Deposit and other assets	10,640	6,200
Total assets	$2,181,064	$2,358,616

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$261,363	$385,571
Other current liabilities	607,664	534,735
Notes payable, net of discount	483,328	474,837
Notes payable - related parties	6,663	4,509
Total liabilities	1,359,018	1,399,652

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 shares issued and authorized at March 31, 2015 (unaudited) and December 31, 2014	750	750
Additional paid-in capital	1,089,802	1,089,802
Accumulated deficit	(268,506)	(131,588)
Total stockholders' equity	822,046	958,964
Total liabilities and stockholders' equity	$2,181,064	$2,358,616

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$4,906,244	$2,897,127
Cost of revenues	4,523,813	2,650,645
Gross profit	382,431	246,482
Operating expenses	469,836	248,912
Loss from operations	(87,405)	(2,430)
Interest and other expense, net	49,513	31,518
Loss before income tax	(136,918)	(33,948)
Income tax expense	-	-
Net loss	$(136,918)	$(33,948)

Net loss per share:
Basic and diluted	$(0.02)	$-

Weighted average shares outstanding:
Basic and diluted	7,500,000	7,266,667

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating activities
Net loss	$(136,918)	$(33,948)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	74,959	40,219
Provision for bad debt	30,127	-
Amortization of discount on note payable	8,491	4,529
Changes in operating assets and liabilities:
Accounts receivable	(60,583)	108,827
Prepaid expense and other current assets	-	31,521
Deposits and other assets	(4,440)	80
Accounts payable	(124,208)	(14,021)
Other current liabilities	72,930	(7,517)

Net cash provided by (used in) operating activities	(139,642)	129,690

Investing activities
Payments for borrowing on notes receivable - related party	(25,030)	-
Net cash used in investing activities	(25,030)	-

Financing activities
Proceeds from note payable - related party	2,154	-
Payments on note payable - related party	-	(34,864)

Net cash provided by (used in) financing activities	2,154	(34,864)

Net change in cash	(162,518)	94,826
Cash, beginning of the year	787,238	54,043
Cash, end of the period	$624,720	$148,869

Supplemental disclosure of cash flow information:
Interest paid	$554	$1,641
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing
Issuance of common stock for acquisition of Loyalty Staffing Services, Inc.	$-	$1,000,000
Issuance of note payable for acquisition of Loyalty Staffing Services, Inc.	$-	$500,000

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

2. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from the Company’s audited financial statements as of that date, and the unaudited consolidated financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2015 and December 31, 2014.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $30,127 and $0 as of March 31, 2015 (unaudited) and December 31, 2014, respectively.

The Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,532,401 (unaudited) and $1,824,376 at March 31, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of March 31, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of March 31, 2015 and December 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  There have been no common stock equivalents included in the diluted earnings per share computation for the three months ended March 31, 2015 and 2014 as the amounts are anti-dilutive.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2015 or December 31, 2014.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has an accumulated deficit of $268,506 since inception. This accumulated deficit is primarily the result of increased operating expenses associated with professional fees necessary to complete its merger transaction and continue as a public company, as well as revenues historically being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. On February 11, 2014, the Company also acquired the customer list of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(Unaudited)

Furniture and equipment	$5,658	$5,658
Vehicles	28,000	28,000
	33,658	33,658

Less: accumulated depreciation	15,500	13,835

	$18,158	$19,823

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $1,665 and $1,665, respectively.

6. ACQUISITION

On February 11, 2014, the Company entered into an agreement to purchase the customer list of Loyalty Staffing Services, Inc. (“Loyalty”), a California corporation, for an aggregate purchase price of $1,444,363 consisting of a cash payment of $100,000, along with a $400,000 note payable, net of a discount of $55,637 for imputed interest, and 500,000 shares issued of the Company’s common stock, valued at the estimated fair value of $2 per share. The total amount due of $500,000 is payable as follows; 1) $50,000 of the purchase price will be paid within five days of the release of certain Uniform Commercial Code liens and personal guarantees, 2) an additional $50,000 will be paid sixty days from the date of such release, 3) the Company has executed a promissory note to the seller for $400,000, payable in four installments of $75,000 every six months after the closing date of the agreement, with a remaining and final payment of $100,000 payable 30 months after the closing date.

The seller has the option of converting all or any part of the $400,000 promissory note balance into the Company's common stock at $2 per share. The Seller has agreed to a reduction in the promissory note of an amount equal to 5% of $1,500,000 and a return of common stock of an amount equal to 2.5% of $1,500,000 for every reduction of $1,500,000 in annual revenues generated by the loss of a client or clients acquired as part of the asset agreement within 12 months from the closing date.

The Company is currently in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The parties are currently negotiating in good faith to resolve. The Company expects this settlement to occur during the second quarter of 2015 (see Note 10).

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

Amortization expense for intangible assets for the three months ended March 31, 2015 and 2014 amounted to $73,294 and $38,554, respectively. Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2015	$219,881
2016	293,173
2017	293,173
2018	293,173
2019	33,735
$1,133,135

7. ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(Unaudited)

Accrued payroll expenses	$534,296	$430,326
Other accrued operating expenses	67,972	99,013
Accrued interest	5,396	5,396
	$607,664	$534,735

8. NOTES RECEIVABLE – RELATED PARTY

The Company issued a series of unsecured notes receivables to an officer of the Company totaling $33,418 (unaudited) and $8,388 as of March 31, 2015 and December 31, 2014, respectively. The outstanding borrowings as of March 31, 2015 are non-interest bearing and due in one lump payment in March 2018.

9. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payable from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding amounted to $6,663 (unaudited) and $4,509 as of March 31, 2015 and December 31, 2014, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment in December 2015. During the reporting period, there were no financial covenant requirements under the notes.

10. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	March 31,	December 31,
	2015	2014
	(Unaudited)

Cash payments due to the seller of Loyalty, $50,000 due within 5 days and $50,000 within 60 days of the UCC and personal guarantee releases.	$100,000	$100,000
Promissory Note due to seller - Payable in four payments of $75,000 every 6 months after the closing date, with a remaining and final payment of $100,000 made at 30 months from the closing date. The note bears no interest and can be converted into shares of the company's common stock at any time at $2 per share. The Company is currently in default under the terms of the note due to a dispute with the debt holder, and the terms are in the process of being renegotiated. Until a settlement has been reached, the outstanding balances on the note have been presented as current liabilties.	400,000	400,000
	$500,000	$500,000
Discount on notes payable	(16,672)	(25,163)
Notes payable, net	$483,328	$474,837

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the three months ended March 31, 2015 and 2014, amortization of the discount amounted to $8,491 and $4,529, respectively. As of March 31, 2015, the note payable is presented net of a discount of $16,672. The note has not been paid due to an internal issue and the Company is currently in the process of renegotiating the terms of the outstanding notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our” or “the Company” refers to the business of First Rate Staffing Corporation.

The following discussion should be read together with the information contained in the unaudited consolidated financial statements and related notes included in Item 1, “Financial Statements,” in this Form 10-Q.

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

On February 11, 2014, the Company entered into an agreement to purchase the customer list of Loyalty Staffing Services (“Loyalty”), a California corporation.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2015 and December 31, 2014.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $30,127 and $0 as of March 31, 2015 (unaudited) and December 31, 2014, respectively.

The Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $1,532,401 (unaudited) and $1,824,376 at March 31, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of March 31, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of March 31, 2015 and December 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  There have been no common stock equivalents included in the diluted earnings per share computation for the three months ended March 31, 2015 and 2014 as the amounts are anti-dilutive.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2015 or December 31, 2014.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014.

The following is a comparison of the consolidated results of operations for the Company for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,	March 31,
	2015	2014	$ Change	% Change

Revenues	$4,906,244	$2,897,127	$2,009,117	69.3%
Cost of revenues	4,523,813	2,650,645	1,873,168	70.7%
Gross profit	382,431	246,482	135,949	55.2%
Operating expenses	469,836	248,912	220,924	88.8%
Loss from operations	(87,405)	(2,430)	(84,975)	3496.9%
Interest and other expense, net	49,513	31,518	17,995	57.1%
Loss before income tax	(136,918)	(33,948)	(102,970)	303.3%
Income tax expense	-	-	-	0.0%
Net loss	$(136,918)	$(33,948)	$(102,970)	303.3%

Revenues

Our revenues increased by $2,009,117, or 69.3%, during the quarter ended March 31, 2015 as compared to the same period in 2014. The increase in revenues is due primarily to additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the revenues during the quarter ended March 31, 2015 reflect a full three months of additional revenue from the acquired customers, whereas the revenues from the same period in 2014 only reflect additional revenues generated from the additional Loyalty customers subsequent to the acquisition date of February 11, 2014.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $1,873,168, or 70.7%, during the quarter ended March 31, 2015 as compared to the same period in 2014. The increase in cost of revenues is due to the increase in revenues for the period. The cost of revenues increased at a higher rate than the percentage increase in revenues due to an increase in the state and federal unemployment tax rates for our staffing employees as compared to the same period in 2014. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $220,924, or 88.8%, during the quarter ended March 31, 2015 as compared to the same period in 2014. The increase in operating expenses in 2015 was due to a full three months of higher expenses associated with increased payroll and other costs from the acquisition of Loyalty, whereas the operating expenses from the same period in 2014 only reflect additional operating expenses incurred subsequent to the purchase date of February 11, 2014.

Promissory Notes

The Company has promissory notes outstanding of $6,663. These notes consist of monies advanced by Cliff Blake, an officer and director of the Company, to the Company, as listed. Each of these promissory notes consists of a single payment at the end of the term.

Origination	Principal	Interest
Date	Amount	Rate per annum	Due Date
December 2012	$6,663	6% simple	December 2015

The Company also owes an aggregate total of $500,000 to the seller of Loyalty, consisting of $ 50,000 due within 5 days of obtaining the necessary UCC and personal guarantee releases, $50,000 within of sixty days of obtaining the necessary UCC and personal guarantee releases, as well as a promissory note of $400,000 due in four payment installments of $75,000 commencing every six months after the purchase date of February 11, 2014, as well as one final payment of $100,000 due thirty months after the purchase date. The notes have not paid according to terms due to an internal issue, and the Company is currently renegotiating the terms of the outstanding notes.

Capital Resources

As of March 31, 2015, the Company had cash of $624,720 and accounts receivable of $391,121, less an allowance for doubtful accounts of $30,127.

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

Net cash used in operating activities was ($139,642) for the three months ended March 31, 2015 compared to net cash provided by operating activities of $129,690 for the same period in 2014. The significant change between the periods was a result of a net loss of $136,918 for the three months ended March 31, 2015, along with an increase in accounts receivable of $60,583. During the same period in 2014, our net loss was only $33,948, and we had increased cash provided from the reduction of accounts receivable of $108,827 and prepaid expenses and other current assets of $31,521.

Net cash used in investing activities during the three months ended March 31, 2015 amounted to $25,030 representing payments for borrowings on related party notes receivable. We had no cash flows from investing activities for the three months ended March 31, 2014.

We had net cash provided by financing activities of $2,154 during the three months ended March 31, 2015 resulting from proceeds from notes payable to related parties of $2,154. Cash used in financing activities during the three months ended March 31, 2014 were $34,864, which represented payments on notes payables to related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Dated: May 15, 2015

