Form 10-K/A
period 2014-12-31
FIRST RATE STAFFING Corp
filed 2015-06-25
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of December 31, 2014, we had cash of $787,238 and accounts receivable of $330,538. Our current liabilities of $1,399,652 exceeded our current assets of $1,126,164 primarily due to the note payable balance of $474,837 (net of discounts) due to the seller of Loyalty Staffing Services (“Loyalty”) being presented as a current liability while the terms are being renegotiated. Until a settlement has been reached, the outstanding balances have been presented as a current liability.

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

The Company recognizes its revenue from temporary staffing services on a gross basis in accordance with the guidance in FASB ASC 605-45 which outlines various factors or indicators that assist in determining whether revenue should be recognized on a gross or a net basis.  In connection with this guidance, the Company believes the gross basis is appropriate, as the Company is the primary obligor in its arrangements and is responsible for fulfilling the services being provided to the individual customers and for compensating the individual service providers, regardless of whether the customer accepts the work.

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

FIRST RATE STAFFING CORPORATION

Dated: June 23, 2015	By:	/s/ Cliff Blake

Chief Executive Officer

Dated: June 23, 2015	By:	/s/ Cliff Blake

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	June 23, 2015

