Form 10-Q
period 2015-09-30
FIRST RATE STAFFING Corp
filed 2015-11-16
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 16, 2015
Common Stock, par value $0.0001	7,500,000 shares

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash	$566,537	$787,238
Accounts receivable, net	602,108	330,538
Notes receivable - related party, current portion	-	8,388
Total current assets	1,168,645	1,126,164

Property and equipment, net	56,754	19,823
Intangible assets, net	986,549	1,206,429
Notes receivable - related party, net of current portion	60,418	-
Deposit and other assets	7,640	6,200
Total assets	$2,280,006	$2,358,616

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$222,532	$385,571
Other current liabilities	748,754	534,735
Car loan payable, current portion	4,454
Notes payable - current portion, net of discount	96,300	474,837
Notes payable - related parties	2,391	4,509
Total current liabilities	1,074,431	1,399,652
Car loan payable, net of current portion	32,812	-
Notes payable, net of current portion	170,000	-
Total liabilities	1,277,243	1,399,652

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 shares issued and authorized at September 30, 2015 (unaudited) and December 31, 2014	750	750
Additional paid-in capital	1,089,802	1,089,802
Accumulated deficit	(87,789)	(131,588)
Total stockholders' equity	1,002,763	958,964
Total liabilities and stockholders' equity	$2,280,006	$2,358,616

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$8,904,327	$4,745,914	$21,770,957	$11,813,495
Cost of revenues	7,910,070	4,207,320	19,749,396	10,523,416
Gross profit	994,257	538,594	2,021,561	1,290,079
Operating expenses	723,302	417,498	1,876,634	1,102,696
Income from operations	270,955	121,096	144,927	187,383
Gain on sale of property and equipment	-	-	5,292	-
Gain on settlement agreement	-	-	75,000	-
Interest and other expense, net	(66,965)	(46,162)	(181,420)	(127,860)
Income before income tax	203,990	74,934	43,799	59,523
Income tax expense	-	-	-	-
Net income	$203,990	$74,934	$43,799	$59,523

Net income per share:
Basic and diluted	$0.03	$0.01	$0.01	$0.01

Weighted average shares outstanding:
Basic and diluted	7,500,000	7,500,000	7,500,000	7,423,077

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities
Net income	$43,799	$59,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	225,353	190,538
Provision for bad debt	30,127	-
Amortization of discount on note payable	11,463	21,794
Gain on sale of property and equipment	(5,292)	-
Gain on settlement agreement	(75,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(301,697)	(16,323)
Prepaid expense and other current assets	-	67,484
Deposits and other assets	(1,440)	80
Accounts payable	(163,039)	60,470
Other current liabilities	214,019	19,595

Net cash provided by (used in) operating activities	(21,707)	403,161

Investing activities
Payments for borrowing on notes receivable - related party	(64,030)	-
Proceeds from sale of property and equipment	12,500	-
Net cash (used in) investing activities	(51,530)	-

Financing activities
Payments on note payable	(145,000)	-
Payments on car loan payable	(346)	-
Payments on note payable - related party	(2,118)	(119,450)

Net cash (used in) financing activities	(147,464)	(119,450)

Net change in cash	(220,701)	283,711
Cash, beginning of the year	787,238	54,043
Cash, end of the period	$566,537	$337,754

Supplemental disclosure of cash flow information:
Interest paid	$2,332	$1,055
Incone taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for acquisition of Loyalty Staffing Services, Inc.	$-	$1,000,000
Issuance of note payable for acquisition of Loyalty Staffing Services, Inc.	$-	$500,000
Acquisition of property and equipment through loan	$49,612	$-

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

2. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from the Company’s audited financial statements as of that date, and the unaudited consolidated financial information of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2015 and December 31, 2014. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2015, the Company had $316,537 of balances that exceeded the FDIC insurance limits.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $30,127 and $0 as of September 30, 2015 (unaudited) and December 31, 2014, respectively.

The Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $2,053,841 (unaudited) and $1,824,376 at September 30, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of September 30, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of September 30, 2015 and December 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Income Per Share

Basic income per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  The Company had no common stock equivalents outstanding for the three or nine months ended September 30, 2015 and 2014.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2015 or December 31, 2014.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has an accumulated deficit of $87,789 since inception. This accumulated deficit is primarily the result of increased operating expenses associated with professional fees necessary to complete its merger transaction and continue as a public company, as well as revenues historically being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. On February 11, 2014, the Company also acquired the customer list of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
	(Unaudited)

Furniture and equipment	$5,658	$5,658
Vehicles	63,612	28,000
	69,270	33,658

Less: accumulated depreciation	12,516	13,835

	$56,754	$19,823

Depreciation expense for the three months ended September 30, 2015 and 2014 amounted to $2,297 and $1,665, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 amounted to $5,473 and $4,995, respectively.

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

The Company was in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The Company reached a settlement with Ms. Esteban on June 24, 2015. In connection with the settlement agreement, the parties agreed to reduce the total aggregate cash and note payable portion of the purchase price from $500,000 to $425,000. The reduction in the total purchase has been recorded as gain on settlement agreement in the accompanying statement of operations for the three and six months ended June 30, 2015. Per the terms of the settlement agreement, the aggregate amount due of $425,000 is payable as follows; $125,000 is due upon signing of the agreement, and the remaining $300,000 is payable in 30 monthly installments of $10,000 starting in August 2015 through February 2018. The Company paid $125,000 in June 2015, and began paying the monthly installments of $10,000 beginning in August 2015 in connection with the agreement. The remaining balance due of $280,000 as of September 30, 2015 is reflected as a note payable (see Note 10).

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

Amortization expense for intangible assets for the three months ended September 30, 2015 and 2014 amounted to $73,293 and $73,896, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2015 and 2014 amounted to $219,880 and $185,543, respectively. Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2015	$73,295
2016	293,173
2017	293,173
2018	293,173
2019	33,735
$986,549

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30	December 31,
	2015	2014
	(Unaudited)

Accrued payroll expenses	$661,253	$430,326
Other accrued operating expenses	82,105	99,013
Accrued interest	5,396	5,396
	$748,754	$534,735

8. NOTES RECEIVABLE – RELATED PARTY

The Company issued a series of unsecured notes receivables to an officer of the Company totaling $60,418 (unaudited) and $8,388 as of September 30, 2015 and December 31, 2014, respectively. The outstanding borrowings as of September 30, 2015 are non-interest bearing and due in one lump payment in March 2018.

9. NOTES PAYABLE - RELATED PARTIES

During 2012, the Company obtained unsecured promissory notes payable from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding amounted to $2,391 (unaudited) and $4,509 as of September 30, 2015 and December 31, 2014, respectively. The notes bear interest at a rate of 6% per annum and are due in full in one lump payment in December 2015. During the reporting period, there were no financial covenant requirements under the notes.

10. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	September 30,	December 31,
	2015	2014
	(Unaudited)

Cash payments due to the seller of Loyalty, $50,000 due within 5 days and $50,000 within 60 days of the UCC and personal guarantee releases.	$-	$100,000
Promissory Note due to seller - Payable in four payments of $75,000 every 6 months after the closing date, with a remaining and final payment of $100,000 made at 30 months from the closing date. The note bears no interest and can be converted into shares of the company's common stock at any time at $2 per share. The Company was in default under the terms of the note due to a dispute with the debt holder, and the terms were in the process of being renegotiated. Until a settlement was reached, the outstanding balances on the note were presented as current liabilities. The settment agreement was reached with the seller effective on June 24, 2015 (see below).	-	400,000
Settment Agreement Payable to seller - Payable in 30 monthly installments of $10,000 beginning August 15, 2015 through January 15, 2018. The amounts are non-interest bearing and are no longer convertible into common stock.	280,000	-
	$280,000	$500,000
Discount on notes payable	(13,700)	(25,163)
Notes payable, net	$266,300	$474,837

Less: current portion of notes payable	96,300	474,837
Notes payable, net of curent portion	$170,000	$-

Expected future maturity of long-term debt is as follows for each of the years ended December 31.

Year Ended
December 31,

2015	$30,000
2016	120,000
2017	120,000
2018	10,000
$280,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the three months ended September 30, 2015 and 2014, amortization of the discount amounted to $1,486 and $8,680, respectively. During the nine months ended September 30, 2015 and 2014, amortization of the discount amounted to $11,463 and $21,794, respectively. As of September 30, 2015, the note payable is presented net of a discount of $13,700.

11. CAR LOAN PAYABLE

In August 2015, the Company purchased a vehicle for business purposes for an aggregate price of $49,612. The Company financed $37,612 of the amount over 72 months at an interest rate of 13%. The balance outstanding as of September 30, 2015 amounted to $37,266.

Expected future maturity of the car loan payable is as follows for each of the years ended December 31.

Year Ended
December 31,

2015	$1,060
2016	4,601
2017	5,242
2018	5,972
2019	6,804
Therefter	13,587
Total	$37,266

12. COMMITMENTS

Leases

The Company leases its office locations located in Torrance, California and Phoenix, Arizona under operating leases on a month-to-month basis at monthly rates ranging from $737 to $3,211. The Company leases its offices located in Santa Fe Springs, California and Ontario, California under a non-cancellable operating leases extending through March 2018.

The following summarizes the amounts due in future periods under non-cancellable operating leases.

Year Ended
December 31,

2015	$7,788
2016	31,152
2017	31,152
2018	5,476
Total	$75,568

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2015 and December 31, 2014. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2015, the Company had $316,537 of balances that exceeded the FDIC insurance limits.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $30,127 and $0 as of September 30, 2015 (unaudited) and December 31, 2014, respectively.

The Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $2,053,841 (unaudited) and $1,824,376 at September 30, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) as of September 30, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of September 30, 2015 and December 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Income Per Share

Basic income per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  The Company had no common stock equivalents outstanding for the three or nine months ended September 30, 2015 and 2014.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2015 or December 31, 2014.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014.

The following is a comparison of the consolidated results of operations for the Company for the three months ended September 30, 2015 and 2014

	Three Months Ended
	September 30,	September 30,
	2015	2014	$ Change	% Change

Revenues	$8,904,327	$4,745,914	$4,158,413	87.6%
Cost of revenues	7,910,070	4,207,320	3,702,750	88.0%
Gross profit	994,257	538,594	455,663	84.6%
Operating expenses	723,302	417,498	305,804	73.2%
Income (loss) from operations	270,955	121,096	149,859	123.8%
Interest and other expense, net	(66,965)	(46,162)	(20,803)	45.1%
Income before income tax	203,990	74,934	129,056	172.2%
Income tax expense	-	-	-	0.0%
Net income	$203,990	$74,934	$129,056	172.2%

Revenues

Our revenues increased by $4,158,413, or 87.6%, during the quarter ended September 30, 2015 as compared to the same period in 2014. The increase in revenues is due primarily to additional clients picked up towards the end of the quarter ended March 31, 2015. These new clients provided for additional revenue during the quarter ended September 30, 2015 as compared to the same period in 2014.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $3,702,750, or 88.0%, during the quarter ended September 30, 2015 as compared to the same period in 2014. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues was consistent with the percentage increase in revenues. We expect the cost of revenues to continue to increase as our revenues increase, but at a decreasing rate for the remainder of 2015 as our state and federal unemployment limits have been met.

Operating expenses

Operating expenses increased by $305,804, or 73.2%, during the quarter ended September 30, 2015 as compared to the same period in 2014. The increase in operating expenses in 2015 was due primarily to increased payroll costs associated with additional headcount added to manage the increase in our volume.

Other income/expense

Other income/expense during the quarter ended September 30, 2015 included a $66,965 of interest expense as compared to $46,162 compared to the same period in 2014. Interest expense was higher during the quarter ended September 30, 2015 primarily due to an increase in accounts receivables factored during the period.

Results of Operations for the Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014.

The following is a comparison of the consolidated results of operations for the Company for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,	September 30,
	2015	2014	$ Change	% Change

Revenues	$21,770,957	$11,813,495	$9,957,462	84.3%
Cost of revenues	19,749,396	10,523,416	9,225,980	87.7%
Gross profit	2,021,561	1,290,079	731,482	56.7%
Operating expenses	1,876,634	1,102,696	773,938	70.2%
Income from operations	144,927	187,383	(42,456)	-22.7%
Gain on sale of property and equipment	5,292	-	5,292	100.0%
Gain on settlement agreement	75,000	-	75,000	100.0%
Interest and other expense, net	(181,420)	(127,860)	(53,560)	41.9%
Income before income tax	43,799	59,523	(15,724)	-26.4%
Income tax expense	-	-	-	0.0%
Net income	$43,799	$59,523	$(15,724)	-26.4%

Revenues

Our revenues increased by $9,957,462, or 84.3%, during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in revenues is due primarily to additional clients picked up towards the end of the quarter ended March 31, 2015. These new clients provided for additional revenue during the nine months ended June 30, 2015 as compared to the same period in 2014. In addition, the increase in revenues is also partially due to additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the revenues during the nine months ended September 30, 2015 reflect a full nine months of additional revenue from the acquired customers, whereas the revenues from the same period in 2014 only reflect additional revenues generated from the additional Loyalty customers subsequent to the acquisition date of February 11, 2014.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $9,225,980, or 87.7%, during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in cost of revenues is due to the increase in revenues for the period. The cost of revenues increased at a higher rate than the percentage increase in revenues due to an increase in the state and federal unemployment tax rates for our staffing employees as compared to the same period in 2014. We expect the cost of revenues to continue to increase as our revenues increase, but at a decreasing rate as state and federal unemployment limits are met.

Operating expenses

Operating expenses increased by $773,938, or 70.2%, during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in operating expenses in 2015 was due primarily to increased payroll costs associated with additional headcount added to manage the increase in our volume. In addition, we incurred an increase in professional fees during the nine months ended September 30, 2015 as a result of increased legal and accounting fees necessary to complete our registration statement as well as attorney fees associated with the Loyalty settlement agreement. The increase in operating expenses in 2015 was also due to a full nine months of higher expenses associated with increased payroll and other costs from the acquisition of Loyalty, whereas the operating expenses from the same period in 2014 only reflect additional operating expenses incurred subsequent to the purchase date of February 11, 2014.

Other income/expense

Other income/expense during the nine months ended September 30, 2015 included a $5,292 gain on the sale of property and equipment during the period, as well as a $75,000 gain resulting from the settlement agreement with the seller of Loyalty. These gains were offset by interest and other expense of $181,420, which represents interest expense on our outstanding notes payable, as well as financing charges from our factoring arrangements. During the nine months ended September 30, 2014, we had interest and other expenses of $127,860. Interest expense was higher during the nine months ended September 30, 2015 primarily due to an increase in accounts receivables factored during the period.

Promissory Notes

The Company has a promissory note outstanding of $2,391. This note consists of monies advanced by Cliff Blake, an officer and director of the Company, which bear interest at 6% per annum. The promissory note is due in a single payment at the end of the term in December 2015.

The Company also owes an aggregate total of $280,000 to the seller of Loyalty, which is non-interest bearing and due in 30 monthly payment installments of $10,000 commencing August 2015 through January 2018.

The Company has a loan payable outstanding for the purchase of a vehicle. The balance outstanding as of September 30, 2015 amounted to $37,266, which is payable in monthly installments of $756 at an interest rate of 13% per annum over 72 months through August 2021.

Capital Resources

As of September 30, 2015, we had cash of $566,537 and accounts receivable of $602,108. Our current assets of $1,168,645 exceed our current liabilities of $1,074,431 by $94,214.

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

Net cash used in operating activities was ($21,707) for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $403,161 for the same period in 2014. The significant change between the periods was a result of an increase in accounts receivable of $301,697 and a decrease in accounts payable of $163,039 contributing to a decrease in cash flows from operations during the nine months ended September 30, 2015. During the same period in 2014, our increase in accounts receivable was only $16,323 and our accounts payable increased by $60,470.

Net cash used in investing activities during the nine months ended September 30, 2015 amounted to $51,530 representing payments for borrowings on related party notes receivable of $64,030, offset by proceeds from the sale of property and equipment of $12,500. We had no cash flows from investing activities for the nine months ended September 30, 2014.

We had net cash used in financing activities of $147,464 during the nine months ended September 30, 2015 resulting primarily from the payments of $145,000 for the note payable due to the seller of Loyalty. Cash used in financing activities during the nine months ended September 30, 2014 were $119,450, which represented payments on notes payables to related parties.

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

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Dated: November 16, 2015

