Form 10-K
period 2015-12-31
FIRST RATE STAFFING Corp
filed 2016-03-30
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2015

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2016

Common Stock, par value $0.0001	7,500,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST RATE STAFFING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Loyalty had the option of converting all or any part of the $400,000 balance into the Company's common stock at the then prevailing trading price or market value at the time of closing of the agreement or $2 per share. It has agreed to a reduction in the promissory note of an amount equal to 5% of $1,500,000 and a return of common stock of an amount equal to 2.5% of $1,500,000 for every reduction of $1,500,000 in annual revenues generated by the loss a client or clients acquired as part of the asset agreement within 12 months from the closing date.

The Company was in dispute with the seller of Loyalty concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The Company reached a settlement agreement with the seller of Loyalty on June 24, 2015. In connection with the settlement agreement, the parties agreed to reduce the total aggregate cash and note payable portion of the purchase price from $500,000 to $425,000. Per the terms of the settlement agreement, the aggregate amount due of $425,000 is payable as follows; $125,000 is due upon signing of the agreement, and the remaining $300,000 is payable in 30 monthly installments of $10,000 starting in August 2015 through February 2018. The Company paid $125,000 in June 2015, and began paying the monthly installments of $10,000 beginning in August 2015 in connection with the agreement.

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

The Market

Total Staffing and Recruiting sales in the US grew by 5.8% in 2014. 89% of that increase was in the temporary employment sector while the remaining 11% was for search and placement of employees.

In the U.S., there are now about 17,000 staffing and recruiting companies, which altogether operate around 35,000 offices and employ over 14 million employees. Of those, 15,000 are small (under $20 million in annual revenues) or what is referred to as “mom and pop” operations. This results in the Staffing industry being one of the most fragmented multi-billion dollar industries in the US.

As reported by the American Staffing Industry, the staffing industry, contributes nearly $130 billion to the U.S. economy through temporary and contract staffing, recruiting and permanent placement, outsourcing and outplacement, and human resource consulting.

The staffing, recruiting, and workforce solutions industry makes a vital contribution to the U.S. economy, and provides outstanding job and career opportunities for 14 million employees per year. Despite its size, and despite the staffing industry growth that has outpaced overall economic and employment growth, it employs only 2% of the U.S. nonfarm workforce.

Major staffing services providers include Adecco (headquartered in Switzerland), Randstad (the Netherlands), and Manpower (US). The US and Japan each account for about 20 percent of global revenue. The UK accounts for about 15 percent. There are about 70,000 private employment services agencies in the world, with the top 4 companies accounting for about 10% of the industry’s sales.

Major companies include ADP TotalSource, Insperity (formerly Administaff), Kelly Services, Manpower, and the US operations of Adecco. Global annual staffing revenues are over $400 billion for employment agencies for 2013, a 15.4% growth rate over 2012, according to CIETT (International Confederation of Private Employment Agencies). Total employment in the sector is estimated to be 36 million globally, with 11.5 full-time equivalent jobs.  There are 137,000 employment agencies across the world, with the top 10 firms representing 28% of revenue, and the top 3 firms at 18% of revenue, according to CIETT estimates. The forecast for temporary labor in 2016 is for continual growth in demand primarily as a result of the implementation of the Affordable Care Act. Many companies are anticipated to use temporary staffing companies due to the definition of fulltime employment changing from 40 to 30 hours.

The Company’s Presence in the Market

Currently, the Company operates in California (the greater Los Angeles area, Torrance, and Ontario) and Arizona (the greater Phoenix area), and most recently Reno, Nevada. The presence in CA and AZ regions is due partly from the previous experience of the Company and its officers in these marketplaces, but also because of the heavy focus these two metropolitan areas have on the Company’s particular specialty niche in staffing; light industrial.

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

Employees

The Company presently has approximately 1,117 employees, consisting of approximately 1,065 employees in California, 23 employees in Arizona, and 29 employees in Nevada.

Most employees receive health benefits. The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently has four physical locations: Torrance, California, Santa Fe Springs, California, Ontario, California and Phoenix, Arizona.

The Torrance office is approximately 1250 square feet and is a month to month lease of $3,225. The office is located at a major intersection in southern Los Angeles County. The Company incurs annual expenses of $38,700 for such lease. This new location now provides the Company with the desired street visibility.

The Santa Fe Springs location consists of 1,355 square feet and is a monthly lease that is located in an office park on a major thoroughfare for southern Los Angeles County, California. The monthly lease cost is $1,201 , and annually the Company incurs annual expenses of $14,414 for such lease. This new location now provides the Company with the desired street visibility.

The Ontario location consists of 900 square feet and is a monthly lease that is located in an office park on a major thoroughfare off Inland Empire Boulevard. The monthly lease cost is $1,440, and annually the Company incurs annual expenses of $17,280 for such lease. This new location has provided service to already existing customers and has allowed the company to support new growth.

The Phoenix location consists of 1,600 square feet and is a yearly lease and is located at an intersection of a major thoroughfare for Phoenix, Arizona. The Phoenix location offers street visibility and room for growth. The monthly lease cost is $737, and annually the Company expends $8,844 for such lease.

The Company also anticipates opening an official corporate location in Irvine, California and Reno, Nevada in the near future.

ITEM 3. LEGAL PROCEEDINGS

Other than ongoing and routine employee claims for worker’s compensation that arise during the ordinary course of the Company’s business, there are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 7,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements. Those material accounting estimates that we believe are the most critical to an investor's understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $29,824.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $4,180,834 and $1,824,376 at December 31, 2015 and 2014, respectively.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

The following are the consolidated results of our operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year Ended
	December 31,	December 31,
	2015	2014	$ Change	% Change

Revenues	$32,874,503	$18,003,628	$14,870,875	82.6%
Cost of revenues	29,936,133	16,137,224	13,798,909	85.5%
Gross profit	2,938,370	1,866,404	1,071,966	57.4%
Impairment of intangible assets	640,733	-	640,733	100.0%
General and administrative expenses	2,632,050	1,604,707	1,027,343	64.0%
Income (loss) from operations	(334,413)	261,697	(596,110)	-227.8%
Gain on sale of property and equipment	5,292	-	5,292	100.0%
Gain on settlement agreement	75,000	-	75,000	100.0%
Interest and other expense, net	(273,632)	(185,255)	(88,377)	47.7%
Income (loss) before income tax	(527,753)	76,442	(604,195)	-790.4%
Income tax expense	111,102	66,676	44,426	66.6%
Net income (loss)	$(638,855)	$9,766	$(648,621)	-6641.6%

Revenues

Our revenues increased by $14,870,875, or 82.6%, during the year ended December 31, 2015 as compared to the same period in 2014. The increase in revenues is due primarily to additional clients picked up towards the end of the quarter ended March 31, 2015. These new clients provided for additional revenue during 2015. In addition, the increase in revenues is also partially due to additional customers from the acquisition of Loyalty on February 11, 2014. As a result of the Loyalty acquisition, the revenues during 2015 reflect a full twelve months of additional revenue from the acquired customers, whereas the revenues from the same period in 2014 only reflects additional revenues generated from the additional Loyalty customers subsequent to the acquisition date of February 11, 2014.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $13,798,909, or 85.5%, during the year ended December 31, 2015 as compared to the same period in 2014. The increase in cost of revenues is due to the increase in revenues for the period. The cost of revenues increased at a higher rate than the percentage increase in revenues due to an increase in the state and federal unemployment tax rates for our staffing employees as compared to the same period in 2014. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

During the year ended December 31, 2015, we had an impairment charge of $640,733 relating to the impairment of an intangible asset acquired from the purchase of Loyalty in 2014. This expense was a one-time loss that we do not expect to occur in the future.

General and administrative expenses increased by $1,027,343, or 64.0%, during the year ended December 31, 2015 as compared to the same period in 2014. The increase in operating expenses in 2015 was due primarily to increased payroll costs associated with additional headcount added to manage the increase in our volume. In addition, we incurred an increase in professional fees during 2015 as a result of increased legal and accounting fees necessary to complete our registration statement, as well as attorney fees associated with the Loyalty settlement agreement. The increase in operating expenses in 2015 was also due to a full twelve months of higher expenses associated with increased payroll and other costs from the acquisition of Loyalty, whereas the operating expenses from the same period in 2014 only reflect additional operating expenses incurred subsequent to the purchase date of February 11, 2014.

Other income/expense

Other income/expense during the nine months ended December 31, 2015 included a $5,292 gain on the sale of property and equipment during the period, as well as a $75,000 gain resulting from the settlement agreement with the seller of Loyalty. These gains were offset by interest and other expense of $273,632, which represents interest expense on our outstanding notes payable, as well as financing charges from our factoring arrangements. During 2014, we had interest and other expenses of $185,255. Interest expense was higher during 2015 primarily due to an increase in accounts receivables factored during the period.

Notes Payable

The Company also owes an aggregate total of $250,000 to the seller of Loyalty, which is non-interest bearing and due in 30 monthly payment installments of $10,000 commencing August 2015 through January 2018.

The Company has a loan payable outstanding for the purchase of a vehicle. The balance outstanding as of December 31, 2015 amounted to $36,228, which is payable in monthly installments of $756 at an interest rate of 13% per annum over 72 months through August 2021.

In the past, we have borrowed monies from officers to find the operations of the Company. The Company does not anticipate that it will borrow monies from related parties in the future. Such earlier loans were required to fund certain non-recurring expenses, such as costs associated with filing its registration statement. In addition, as the Company obtained a new factoring/financing facility in 2012 which lowered its costs of capital, the Company expects to realize significant cost savings (and corresponding improvement to cash flow) from obtaining this new facility.

Capital Resources

As of December 31, 2015, we had cash of $565,040 and accounts receivable of $733,009. Our current assets of $1,298,049 exceed our current liabilities of $1,248,724 by $49,325.

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

Net cash provided by operating activities was $48,725 for the year ended December 31, 2015 compared to $884,793 for 2014. The significant change between the years was the result of increases during 2014 to accounts payable of $327,912 and other current liabilities of $359,487. As these amounts were paid during 2015, the net cash provided from operations was lower during 2015.

We had net cash flows used in investing activities during 2015 of $90,030, which consisted of $102,530 in payments for notes receivable lending, offset by $12,500 in proceeds from the sale of property and equipment. We had no cash used in investing activities during the year ended December 31, 2014.

We had net cash used in financing activities of $180,893 during 2015 resulting from payments of $175,000 on the note payable due to the seller of Loyalty, $1,384 in payments on a car loan payable and $4,509 in payments on an outstanding note payable due to an officer. We had net cash used in financing activities of $151,598 during the year ended December 31, 2014 resulting from payments of our outstanding note payable due to an officer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST RATE STAFFING CORPORATION

FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

First Rate Staffing Corporation:

We have audited the accompanying balance sheets of First Rate Staffing Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of First Rate Staffing Corporation as of December 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in the Note 4 to the financial statements, the Company has incurred an accumulated deficit from inception to December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 30, 2016

FIRST RATE STAFFING CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Assets

Current assets
Cash	$565,040	$787,238
Accounts receivable, net	733,009	330,538
Notes receivable - related party, current portion	-	8,388
Total current assets	1,298,049	1,126,164

Property and equipment, net	53,309	19,823
Intangible assets, net	272,522	1,206,429
Notes receivable - related party, net of current portion	98,918	-
Deposit and other assets	7,640	6,200
Total assets	$1,730,438	$2,358,616

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$355,452	$385,571
Accrued expenses	780,863	534,735
Car loan payable, current portion	4,623	-
Notes payable - current portion, net of discount	107,786	474,837
Notes payable - related parties	-	4,509
Total current liabilities	1,248,724	1,399,652
Car loan payable, net of current portion	31,605	-
Notes payable, net of current portion	130,000	-
Total liabilities	1,410,329	1,399,652

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 shares issued and authorized at December 31, 2015 and December 31, 2014	750	750
Additional paid-in capital	1,089,802	1,089,802
Accumulated deficit	(770,443)	(131,588)
Total stockholders' equity	320,109	958,964
Total liabilities and stockholders' equity	$1,730,438	$2,358,616

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended
	December 31	December 31
	2015	2014

Revenues	$32,874,503	$18,003,628
Cost of revenues	29,936,133	16,137,224
Gross profit	2,938,370	1,866,404
Impairment of intangible assets	640,733	-
General and administrative expenses	2,632,050	1,604,707
Income (loss) from operations	(334,413)	261,697
Gain on sale of property and equipment	5,292	-
Gain on settlement agreement	75,000	-
Interest and other expense, net	(273,632)	(185,255)
Income (loss) before income tax	(527,753)	76,442
Income tax expense	111,102	66,676
Net income (loss)	$(638,855)	$9,766

Net income (loss) per share:
Basic and diluted	$(0.09)	$-

Weighted average shares outstanding:
Basic and diluted	7,500,000	7,442,466

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2013	-	$-	7,000,000	$700	$89,852	$(141,354)	$(50,802)

Common stock issued for acquisition	-	-	500,000	50	999,950	-	1,000,000
Net income	-	-	-	-	-	9,766	9,766
Balance, December 31, 2014	-	-	7,500,000	750	1,089,802	(131,588)	958,964

Net loss	-	-	-	-	-	(638,855)	(638,855)
Balance, December 31, 2015	-	$-	7,500,000	$750	$1,089,802	$(770,443)	$320,109

The accompanying notes are an integral part of these consolidated financial statements.

FIRST RATE STAFFING CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014

Operating activities
Net income (loss)	$(638,855)	$9,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	302,092	266,098
Provision for bad debt	54,186	-
Amortization of discount on note payable	12,949	30,474
Impairment charge	640,733	-
Gain on sale of property and equipment	(5,292)	-
Gain on settlement agreement	(75,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(456,657)	(176,508)
Prepaid expense and other current assets	-	67,484
Deposits and other assets	(1,440)	80
Accounts payable	(30,119)	327,912
Accrued expenses	246,128	359,487

Net cash provided by operating activities	48,725	884,793

Investing activities
Notes receivable - related party borrowing	(102,530)	-
Proceeds from sale of property and equipment	12,500	-
Net cash used in investing activities	(90,030)	-

Financing activities
Payments on note payable	(175,000)	-
Payments on car loan payable	(1,384)	-
Payment on note payable - related party, net	(4,509)	(151,598)

Net cash used in financing activities	(180,893)	(151,598)

Net change in cash	(222,198)	733,195
Cash, beginning of the year	787,238	54,043
Cash, end of year	$565,040	$787,238

Supplemental disclosure of cash flow information:
Interest paid	$5,094	$1,630
Income taxes paid	$5,157	$-

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for acquisition of Loyalty Staffing Services, Inc.	$-	$1,000,000
Issuance of note payable for acquisition of Loyalty Staffing Services, Inc.	$-	$500,000
Acquisition of property and equipment through loan	$49,612	$-

The accompanying notes are an integral part of these consolidated financial statements

FIRST RATE STAFFING CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 or 2014. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2015 and 2014, the Company had $315,040 and $537,238, respectively, of balances that exceeded the FDIC insurance limits.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $29,824.

During 2012, the Company entered into a new accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $4,180,834 and $1,824,376 at December 31, 2015 and 2014, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company performed this impairment analysis of its intangible assets at December 31, 2015 and determined that the sum of the projected future cash flows was less than the carrying value of the intangible asset. Accordingly, the Company recorded an impairment charge of $640,733 to write down the asset to its estimated fair value.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active

–	Inputs other than quoted prices that are observable for the asset or liability

–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of its intangible assets using Level 3 inputs in estimating its future discounted cash flows to test for impairment as of December 31, 2015. The Company used an estimated discount rate of 10% which approximates the Company’s borrowing rate in performing the impairment test.

The Company has determined that the book value of its outstanding financial instruments as of December 31, 2015 and 2014 is the approximate fair value.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  There have been no common stock equivalents included in the diluted earnings per share computation for the years ended December 31, 2015 or 2014 as there were no common stock equivalents outstanding.

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

4. GOING CONCERN

The Company has an accumulated deficit of $770,443. This accumulated deficit is primarily the result of a non cash write off of an impaired asset of $640,733. The Company also has substantial expenses associated with being a public company.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and 2014.

	December 31,	December 31,
	2015	2014

Furniture and equipment	$5,658	$5,658
Vehicles	63,612	28,000
	69,270	33,658

Less: accumulated depreciation	15,961	13,835

	$53,309	$19,823

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $8,918 and $6,660, respectively.

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

The Company was in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The Company reached a settlement with Ms. Esteban on June 24, 2015. In connection with the settlement agreement, the parties agreed to renegotiate the note payable from $500,000 to $425,000. The reduction in the note payable has been recorded as gain on settlement agreement in the accompanying statement of operations for the year ended December 31, 2015. Per the terms of the settlement agreement, the aggregate amount due of $425,000 is payable as follows; $125,000 is due upon signing of the agreement, and the remaining $300,000 is payable in 30 monthly installments of $10,000 starting in August 2015 through February 2018. The Company paid $125,000 in June 2015, and began paying the monthly installments of $10,000 beginning in August 2015 in connection with the agreement. The remaining balance due of $250,000 as of December 31, 2015 is reflected as a note payable (see Note 11).

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.

The purchase price allocation was allocated as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value

Intangible assets	$1,465,867
Accounts payable	(21,504)
$1,444,363

Intangible assets acquired represented customer relationships which had an estimated useful life of 5 years. During the year ended December 31, 2015, the Company recorded an impairment charge of $640,733 to write down the carrying value of the intangible assets to their estimated fair value. The adjusted carrying amount of the intangible assets after the impairment loss is being amortized over a remaining estimated useful life of 3 years.

Amortization expense for intangible assets for the year ended December 31, 2015 and 2014 amounted to $293,173 and $259,438, respectively. Estimated future amortization of intangible assets, after taking into account the impairment loss of $640,733 described above, is as follows.

Year Ended
December 31,
2016	$90,841
2017	90,841
2018	90,840
$272,522

The amount of Loyalty’s revenue and earnings included in the Company’s statement of operations for the year ended December 31, 2014. The pro forma information includes the effects of amortization of intangibles arising from the transaction, as well as interest expense from the note payable issued to the seller. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Revenues	Earnings (Loss)

Actual from February 11, 2014 to December 31, 2014	$7,005,170	$225,426

2014 supplemental pro forma (unaudited) from January 1, 2014 to December 31, 2014	$18,922,592	$244,523

7. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2015 and December 31, 2014.

	December 31,	December 31,
	2015	2014

Accrued payroll expenses	$590,411	$430,326
Other accrued operating expenses	185,056	99,013
Accrued interest	5,396	5,396
	$780,863	$534,735

8. NOTES RECEIVABLE – RELATED PARTY

The Company issued a series of unsecured notes receivables due from an officer of the Company totaling $98,918 and $8,388 as of December 31, 2015 and 2014, respectively. Of the outstanding borrowings at December 31 2015, $38,500 of the amounts bear interest at 6% per annum, and the remainder of the amounts are non-interest bearing. The amounts are due in 2018 at the following due dates; $33,418 is due March 31, 2018, $19,500 is due June 30, 2018, $7,500 is due September 30, 2018 and $38,500 is due December 31, 2018.

9. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015 and 2014, 7,500,000 shares of common stock were issued and outstanding. There was no preferred stock were issued or outstanding as of December 31, 2015 or 2014.

During the year ended December 31, 2014, the Company issued 500,000 shares of common stock in connection with the acquisition of Loyalty (see Note 6).

Each of the Company’s five officers are eligible for restricted stock option grants for meeting revenue growth goals. Starting with the 12 months ending July 1, 2016, for each $5 million in new incremental annual revenue generated (through internal growth, acquisition, and/or merger), each of the officers will be eligible for an option grant of 100,000 options for each additional $5 million generated annually. The options would have an exercise price of $0.05 per share and are exercisable at the end of each measured periods. No options have been granted during the year ended December 31, 2015. The first eligible measurement period is the 12 months ended July 1, 2016.

10. NOTES PAYABLE - RELATED PARTY

During 2012, the Company obtained unsecured promissory notes payable from one of its shareholders on various dates between March 2012 and December 2012. The total aggregate amounts outstanding amounted to $0 and $4,509 as of December 31, 2015 and 2014, respectively. The notes earned interest at a rate of 6% per annum and were due in full in one lump payment in December 2015. There were no financial covenant requirements under the notes.

11. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	December 31,	December 31,
	2015	2014

Cash payments due to the seller of Loyalty, $50,000 due within 5 days and $50,000 within 60 days of the UCC and personal guarantee releases.	$-	$100,000
Promissory Note due to seller - Payable in four payments of $75,000 every 6 months after the closing date, with a remaining and final payment of $100,000 made at 30 months from the closing date. The note bears no interest and can be converted into shares of the company's common stock at any time at $2 per share. The Company was in default under the terms of the note due to a dispute with the debt holder, and the terms were in the process of being renegotiated. Until a settlement was reached, the outstanding balances on the note were presented as current liabilities. The settlement agreement was reached with the seller effective on June 24, 2015 (see below).	-	400,000
Settlement Agreement Payable to seller - Payable in 30 monthly installments of $10,000 beginning August 15, 2015 through January 15, 2018. The amounts are non-interest bearing and are no longer convertible into common stock.	250,000	-
	$250,000	$500,000
Discount on notes payable	(12,214)	(25,163)
Notes payable, net	$237,786	$474,837

Less: current portion of notes payable	107,786	474,837
Notes payable, net of current portion	$130,000	$-

Expected future maturity of long-term debt is as follows for each of the years ended December 31.

Year Ended
December 31,

2016	$120,000
2017	120,000
2018	10,000
$250,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the year ended December 31, 2015 and 2014, amortization of the discount amounted to $12,949 and $30,474, respectively. As of December 31, 2015 and 2014, the note payable is presented net of a discount of $12,214 and $25,163, respectively.

12. CAR LOAN PAYABLE

In August 2015, the Company purchased a vehicle for business purposes for an aggregate price of $49,612. The Company financed $37,612 of the amount over 72 months at an interest rate of 13%. The balance outstanding as of December 31, 2015 amounted to $36,228.

Expected future maturity of the car loan payable is as follows for each of the years ended December 31.

Year Ended
December 31,

2016	$4,623
2017	5,242
2018	5,972
2019	6,804
2020	7,751
Thereafter	5,836
Total	$36,228

13. INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31:

	2015	2014

Current
Federal	$89,741	$52,529
State	21,261	14,147
Total current	111,102	66,676

Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total	$111,102	$66,676

Significant components of deferred income tax assets and liabilities are as follows:

	2015	2014

State income taxes	$9,282	$3,837
Depreciation and amortization	420,509	72,072
Total, net	429,791	75,909
Valuation allowance	(429,791)	(75,909)
Deferred tax assets, net	$-	$-

At December 31, 2015, the Company had utilized its Federal and State net operating  loss carryforwards ("NOL") available to offset future taxable income.

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

At December 31, 2015 and 2014, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of December 31, 2015 or 2014.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2011 - 2015.

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office locations located in Torrance, California and Phoenix, Arizona under operating leases on a month-to-month basis at monthly rates ranging from $737 to $3,211. The Company leases its office located in Santa Fe Springs, California under a non-cancellable operating lease extending through January 2018.

The following summarizes the amounts due in future periods under non-cancellable operating leases.

Year Ended
December 31,

2016	$31,152
2017	31,152
2018	5,476
Total	$67,780

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton& Chia LLP, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors, officers and management.

Name	Age	Position	Year Commenced with Company

Cliff Blake	61	Chief Executive Officer and Director	2012
Devon Galpin	37	Chief Operating Officer	2012
Michael Mautz	49	Vice President of Risk Management	2012
Joy Mautz	40	Vice President of Finance	2012
Julie Galpin	38	Assistant Secretary	2012

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Aggregate
		Annual	Annual	Accrued		Stock	All		Annual
		Earned	Payments	Salary Since		and	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total

Cliff Blake	2015	$0	$0						$0
CEO and Director	2014	$0	$0						$0

Devon Galpin	2015	$45,050	$45,050						$45,050
COO	2014	$44,200	$44,200						$44,200

Michael Mautz	2015	$45,050	$45,050						$45,050
Vice President	2014	$44,200	$44,200						$44,200

Joy Mautz	2015	$44,950	$44,950						$44,950
Vice President	2014	$44,200	$44,200						$44,250

Julie Galpin	2015	$45,050	$45,050						$45,050
Assistant Secretary	2014	$44,200	$44,200						$44,200

The officers noted above also received profits participation and earnings from their ownership interest in the equity of each of First Rate California and First Rate Nevada; as such profits participation and earnings represent returns to these officers by virtue of their equity ownership of these businesses, any such profits participation are not reflected in the table above.

As of December 31, 2015, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), however, the Company may compensate officers and employees as is discussed below in “Anticipated Officer and Director Remuneration.”

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

Employment Agreements

The Company enters into and maintains customary employment agreements with each of its officers and employees. Each of the above officers are eligible for restricted stock option grants for meeting revenue growth goals. Starting with the year ending July 1, 2016, for each $5 million in new incremental annual revenue generated (through internal growth, acquisition, and/or merger), each of the officers will be eligible for an option grant of 100,000 options for each additional $5 million generated annually. The options would have an exercise price of $0.05 per share and are exercisable at the end of each measured periods. No options have been granted during the year ended December 31, 2015. The first eligible measurement period is the 12 months ended July 1, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company issued a series of unsecured notes receivables due from an officer of the Company totaling $98,918 as of December 31, 2015. Of the outstanding borrowings at December 31 2015, $38,500 of the amounts bear interest at 6% per annum, and the remainder of the amounts are non-interest bearing. The amounts are due in 2018 at the following due dates; $33,418 is due March 31, 2018, $19,500 is due June 30, 2018, $7,500 is due September 30, 2018 and $38,500 is due December 31, 2018.

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

December 31, 2015	December 31, 2014
$47,460	$46,392

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2015 and 2014.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference.

2.1++	Agreement and Plan of Merger
2.2++	Agreement and Plan of Merger
3.1+	Certificate of Incorporation
3.2+	By-laws
10.1+++	Factoring Agreements with TAB Bank
10.2+++	Guarantees regarding TAB Bank
10.3++++	Agreement with Tiber Creek Corporation
10.4++++	Promissory Note
10.5++++	Promissory Note
10.6++++	Promissory Note
10.7++++	Promissory Note
10.8++++	Promissory Note
31#	Certification of Chief Executive Officer and Chief Financial Officer
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

+	Previously filed on Form 10-12G on June 2, 2011 (File No.: 000-54427) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++	Previously filed on Form S-1 on November 13, 2012 (File No.: 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

+++	Previously filed on Form S-1 on February 1, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++++	Previously filed on Form S-1 on April 11, 2013 (File No. 333-184910) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

Dated: March 30, 2016	By:	/s/ Cliff Blake

Chief Executive Officer

Dated: March 30, 2016	By:	/s/ Cliff Blake

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Cliff Blake	Director	March 30, 2016

