Form 10-Q
period 2016-03-31
FIRST RATE STAFFING Corp
filed 2016-05-16
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 16, 2016
Common Stock, par value $0.0001	7,500,000 shares

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$534,705	$565,040
Accounts receivable, net	454,351	733,009
Total current assets	989,056	1,298,049

Property and equipment, net	49,864	53,309
Intangible assets, net	249,812	272,522
Notes receivable - related party	98,918	98,918
Deposit and other assets	7,640	7,640
Total assets	$1,395,290	$1,730,438

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$77,056	$355,452
Accrued expenses	745,355	780,863
Car loan payable, current portion	4,832	4,623
Notes payable - current portion, net of discount	109,272	107,786
Total current liabilities	936,515	1,248,724
Car loan payable, net of current portion	30,358	31,605
Notes payable, net of current portion	100,000	130,000
Total liabilities	1,066,873	1,410,329

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 shares issued and authorized at March 31, 2016 (unaudited) and December 31, 2015	750	750
Additional paid-in capital	1,089,802	1,089,802
Accumulated deficit	(762,135)	(770,443)
Total stockholders' equity	328,417	320,109
Total liabilities and stockholders' equity	$1,395,290	$1,730,438

The accompanying notes are an integral part of these financial statements

FIRST RATE STAFFING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenues	$6,957,448	$4,906,244
Cost of revenues	6,125,618	4,523,813
Gross profit	831,830	382,431
General and administrative expenses	749,176	469,836
Income (loss) from operations	82,654	(87,405)
Interest and other expense, net	(74,346)	(49,513)
Income (loss) before income tax	8,308	(136,918)
Income tax expense	-	-
Net income (loss)	$8,308	$(136,918)

Net income (loss) per share:
Basic and diluted	$-	$(0.02)

Weighted average shares outstanding:
Basic and diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements

FIRST RATE STAFFING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating activities
Net income (loss)	$8,308	$(136,918)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization loss	26,155	74,959
Provision for bad debt	45,248	30,127
Amortization of discount on note payable	1,486	8,491
Changes in operating assets and liabilities:
Accounts receivable	233,410	(60,583)
Deposits and other assets	-	(4,440)
Accounts payable	(278,396)	(124,208)
Accrued expenses	(35,508)	72,930

Net cash provided by (used in) operating activities	703	(139,642)

Investing activities
Notes receivable - related party borrowing	-	(25,030)
Net cash used in investing activities	-	(25,030)

Financing activities
Payments on note payable	(30,000)	-
Payments on car loan payable	(1,038)	-
Proceeds from (payment on) note payable - related party, net	-	2,154

Net cash provided by (used in) financing activities	(31,038)	2,154

Net decrease in cash	(30,335)	(162,518)
Cash, beginning of the year	565,040	787,238
Cash, end of year	$534,705	$624,720

Supplemental disclosure of cash flow information:
Interest paid	$2,965	$554
Income taxes paid	$-	$-

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

2. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from the Company’s audited financial statements as of that date, and the unaudited consolidated financial information of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2016 and December 31, 2015. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2016, the Company had $284,705 of balances that exceeded the FDIC insurance limits.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $29,824 as of March 31, 2016 (unaudited) and December 31, 2015.

The Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $2,401,839 (unaudited) and $4,180,834 at March 31, 2016 and December 31, 2015, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments on a recurring basis using significantly unobservable inputs (Level 3) as of March 31, 2016.

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

Intangible Assets

The Company has intangible assets recorded as part of a business acquisition (see Note 6). Intangible assets with definite useful lives, representing customer relationships, are being amortized over their remaining estimated useful lives of 3 years using the straight-line method, which represents the economic benefit pattern of the intangible assets.

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of March 31, 2016 and December 31, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Income (Loss) Per Share

Basic income per share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  The Company had no common stock equivalents outstanding for the three months ended March 31, 2016 and 2015.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2016 or December 31, 2015.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

4. GOING CONCERN

The Company has an accumulated deficit of $762,135 since inception. This accumulated deficit is primarily the result of increased operating expenses associated with professional fees necessary to complete its merger transaction and continue as a public company, as well as revenues historically being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. On February 11, 2014, the Company also acquired the customer list of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(Unaudited)

Furniture and equipment	$5,658	$5,658
Vehicles	63,612	63,612
	69,270	69,270

Less: accumulated depreciation	19,406	15,961

	$49,864	$53,309

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $3,445 and $1,665, respectively.

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

The Company was in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The Company reached a settlement with Ms. Esteban on June 24, 2015. In connection with the settlement agreement, the parties agreed to reduce the total note payable portion of the purchase price from $500,000 to $425,000. Per the terms of the settlement agreement, the aggregate amount due of $425,000 is payable as follows; $125,000 is due upon signing of the agreement, and the remaining $300,000 is payable in 30 monthly installments of $10,000 starting in August 2015 through February 2018. The remaining balance due of this note payable amounted to $220,000 as of March 31, 2016 (see Note 9).

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

Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015 amounted to $22,710 and $73,294, respectively. Estimated future amortization of intangible assets, after taking into account the impairment loss of $640,733 described above, is as follows.

Year Ended
December 31,
2016 (remainder of)	$68,131
2017	90,841
2018	90,840
$249,812

7. ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(Unaudited)

Accrued payroll expenses	$532,740	$590,411
Other accrued operating expenses	207,219	185,056
Accrued interest	5,396	5,396
	$745,355	$780,863

8. NOTES RECEIVABLE – RELATED PARTY

The Company issued a series of unsecured notes receivables due from an officer of the Company totaling $98,918 as of March 31, 2016 and December 31, 2015. Of the outstanding borrowings at March 31, 2016, $38,500 of the amounts bear interest at 6% per annum, and the remainder of the amounts are non-interest bearing. The amounts are due in 2018 at the following due dates; $33,418 is due March 31, 2018, $19,500 is due June 30, 2018, $7,500 is due September 30, 2018 and $38,500 is due December 31, 2018.

9. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	March 31,	December 31,
	2016	2015
	(Unaudited)

Settment Agreement Payable to seller - Payable in 30 monthly installments of $10,000 beginning August 15, 2015 through January 15, 2018. The amounts are non-interest bearing.	$220,000	$250,000
	$220,000	$250,000
Discount on notes payable	(10,728)	(12,214)
Notes payable, net	$209,272	$237,786

Less: current portion of notes payable	109,272	107,786
Notes payable, net of current portion	$100,000	$130,000

Expected future maturity of long-term debt is as follows for each of the years ended December 31.

Year Ended
December 31,

2016 (remainder of)	$90,000
2017	120,000
2018	10,000
$220,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the interest method. During the three months ended March 31, 2016 and 2015, amortization of the discount amounted to $1,486 and $8,491, respectively. As of March 31, 2016, the note payable is presented net of a discount of $10,728.

10. CAR LOAN PAYABLE

In August 2015, the Company purchased a vehicle for business purposes for an aggregate price of $49,612. The Company financed $37,612 of the amount over 72 months at an interest rate of 13%. The balance outstanding as of March 31, 2016 amounted to $35,190.

Expected future maturity of the car loan payable is as follows for each of the years ended December 31.

Year Ended
December 31,

2016 (remainder of)	$3,585
2017	5,242
2018	5,972
2019	6,804
2020	7,751
Thereafter	5,836
Total	$35,190

11. COMMITMENTS

Leases

The Company leases its office locations located in Torrance, California and Phoenix, Arizona under operating leases on a month-to-month basis at monthly rates ranging from $737 to $3,211. The Company leases its offices located in Santa Fe Springs, California and Ontario, California under a non-cancellable operating leases extending through March 2018.

The following summarizes the amounts due in future periods under non-cancellable operating leases.

Year Ended
December 31,

2016 (remainder of)	$23,364
2017	31,152
2018	5,476
Total	$59,992

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

Critical Accounting Policies

For a summary of our critical accounting policies, refer to Note 3 of our unaudited financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015.

The following is a comparison of the consolidated results of operations for the Company for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,	March 31,
	2016	2015	$ Change	% Change

Revenues	$6,957,448	$4,906,244	$2,051,204	41.8%
Cost of revenues	6,125,618	4,523,813	1,601,805	35.4%
Gross profit	831,830	382,431	449,399	117.5%
General and administrative expenses	749,176	469,836	279,340	59.5%
Income (loss) from operations	82,654	(87,405)	170,059	-194.6%
Interest and other expense, net	(74,346)	(49,513)	(24,833)	50.2%
Loss before income tax	8,308	(136,918)	145,226	-106.1%
Income tax expense	-	-	-	0.0%
Net income (loss)	$8,308	$(136,918)	$145,226	-106.1%

Revenues

Our revenues increased by $2,051,204, or 41.8%, during the quarter ended March 31, 2016 as compared to the same period in 2015. The increase in revenues is due primarily to additional clients picked up towards the end of the quarter ended March 31, 2015. These new clients have continued to provide for additional revenue for the entire quarter ended March 31, 2016.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers compensation insurance costs, increased by $1,601,805, or 35.4%, during the quarter ended March 31, 2016 as compared to the same period in 2015. The increase in cost of revenues is due to the increase in revenues for the period. The percentage increase in cost of revenues was lower than the percentage increase in revenues due to higher state and federal unemployment tax expenses for our staffing employees in 2015 as compared to the same period in 2016. We expect the cost of revenues to continue to increase as our revenues increase.

Operating expenses

Operating expenses increased by $279,340, or 59.5%, during the quarter ended March 31, 2016 as compared to the same period in 2015. The increase in operating expenses in 2016 was due primarily to increased payroll costs associated with additional headcount added to manage the increase in our volume.

Interest and Other Expenses

Interest and other expenses during the quarter ended March 31, 2016 included $74,346 of interest expense as compared to $49,513 compared to the same period in 2015. Interest expense was higher during the quarter ended March 31, 2016 primarily due to an increase in accounts receivables factored during the period.

Promissory Notes

The Company owes an aggregate total of $220,000 to the seller of Loyalty, which is non-interest bearing and due in 30 monthly payment installments of $10,000 commencing August 2015 through January 2018.

The Company has a loan payable outstanding for the purchase of a vehicle. The balance outstanding as of March 31, 2016 amounted to $35,190, which is payable in monthly installments of $756 at an interest rate of 13% per annum over 72 months through August 2021.

Capital Resources

As of March 31, 2016, we had cash of $534,705 and accounts receivable of $454,351. Our current assets of $989,056 were higher than our current liabilities of $936,515 by $52,541.

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

Net cash provided by operating activities was $703 for the three months ended March 31, 2016 compared to net cash used in operating activities of ($139,642) for the same period in 2015. The significant change between the periods was primarily the result of our net income during the three months ended March 31, 2016 being $8,308, as compared to a net loss of $136,918 during the same period in 2015.

Net cash used in investing activities during the three months ended March 31, 2016 was $0, compared to $25,030 during the same period in 2015 which represented payments for borrowings on related party notes receivable.

We had net cash used in financing activities of $31,038 during the three months ended March 31, 2016 resulting from the payments of $30,000 for the note payable due to the seller of Loyalty and $1,038 from the payment of our car loan payable. Cash provided by financing activities during the three months ended March 31, 2015 were $2,154, which represented payments on notes payables to related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RATE STAFFING CORPORATION

By:	/s/ Cliff Blake
President and Principal executive officer
Principal financial officer

Dated: May 16, 2016

