Form 10-Q
period 2016-09-30
FIRST RATE STAFFING Corp
filed 2016-11-21
CIK 1522215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 21, 2016
Common Stock, par value $0.0001	7,500,000 shares

FIRST RATE STAFFING CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST RATE STAFFING CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$90,924	$565,040
Accounts receivable, net	786,657	733,009
Total current assets	877,581	1,298,049

Property and equipment, net	43,025	53,309
Intangible assets, net	204,392	272,522
Notes receivable - related party	97,418	98,918
Deposit and other assets	132,640	7,640
Total assets	$1,355,056	$1,730,438

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$69,905	$355,452
Accrued expenses	1,277,874	780,863
Car loan payable, current portion	5,376	4,623
Notes payable - current portion, net of discount	112,244	107,786
Total current liabilities	1,465,399	1,248,724
Car loan payable, net of current portion	27,738	31,605
Notes payable, net of current portion	40,000	130,000
Total liabilities	1,533,137	1,410,329

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 shares issued and authorized at September 30, 2016 (unaudited) and December 31, 2015	750	750
Additional paid-in capital	1,089,802	1,089,802
Accumulated deficit	(1,268,633)	(770,443)
Total stockholders' equity (deficit)	(178,081)	320,109
Total liabilities and stockholders' equity (deficit)	$1,355,056	$1,730,438

The accompanying notes are an integral part of these financial statements

FIRST RATE STAFFING CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$7,594,648	$8,904,327	$20,911,704	$21,770,957
Cost of revenues	6,913,670	7,910,070	19,062,208	19,749,396
Gross profit	680,978	994,257	1,849,496	2,021,561
General and administrative expenses	746,760	723,302	2,143,329	1,876,634
Income (loss) from operations	(65,782)	270,955	(293,833)	144,927
Gain on sale of property and equipment	-	-	-	5,292
Gain on settlement agreement	-	-	-	75,000
Interest and other expense, net	(69,740)	(66,965)	(204,357)	(181,420)
Income (loss) before income tax	(135,522)	203,990	(498,190)	43,799
Income tax expense	-	-	-	-
Net income (loss)	$(135,522)	$203,990	(498,190)	43,799

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.03	(0.07)	0.01

Weighted average shares outstanding:
Basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements

FIRST RATE STAFFING CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Operating activities
Net income (loss)	$(498,190)	$43,799
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	78,414	225,353
Provision for bad debt	38,605	30,127
Amortization of discount on note payable	4,458	11,463
Gain on sale of property and equipment	-	(5,292)
Gain on settlement agreement	-	(75,000)
Changes in operating assets and liabilities:
Accounts receivable	(92,253)	(301,697)
Deposits and other assets	(125,000)	(1,440)
Accounts payable	(285,547)	(163,039)
Accrued expenses	497,011	214,019

Net cash used in operating activities	(382,502)	(21,707)

Investing activities
Notes receivable - related party (borrowing) collections	1,500	(64,030)
Procees from sale of property and equipment	-	12,500
Net cash provided by (used in) investing activities	1,500	(51,530)

Financing activities
Payments on note payable	(90,000)	(145,000)
Payments on car loan payable	(3,114)	(346)
Payments on note payable - related party, net	-	(2,118)

Net cash used in financing activities	(93,114)	(147,464)

Net change in cash	(474,116)	(220,701)
Cash, beginning of the year	565,040	787,238
Cash, end of year	$90,924	$566,537

Supplemental disclosure of cash flow information:
Interest paid	$8,229	$2,332
Incone taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing transactions:
Acquisition of property and equipment through loan	$-	$49,612

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

2. BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2015, which has been derived from the Company’s audited financial statements as of that date, and the unaudited financial information of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2016 and December 31, 2015. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable and Factoring

Accounts receivable are carried at the original amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $29,824 as of September 30, 2016 (unaudited) and December 31, 2015.

The Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts. The Factor remits 90% of the accounts receivable balance to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative fee of 0.015% per diem is charged on the gross amount of accounts receivables assigned to Factor, plus interest to be calculated at 0.011806% per day. The total amount of accounts receivable factored was $2,746,254 (unaudited) and $4,180,834 at September 30, 2016 and December 31, 2015, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments on a recurring basis using significantly unobservable inputs (Level 3) as of September 30, 2016.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. The evaluation requires that assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to their estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of September 30, 2016 and December 31, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  The Company had no common stock equivalents outstanding for the nine months ended September 30, 2016 and 2015.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2016 or December 31, 2015.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early application permitted. Management is in the process of assessing the impact of ASU 2014-15 on the Company’s financial statements.

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

4. GOING CONCERN

The Company has an accumulated deficit of $1,268,633 since inception. This accumulated deficit is primarily the result of increased operating expenses associated with professional fees necessary to complete its merger transaction and continue as a public company, as well as revenues historically being at below break-even levels. Going forward, the Company expects these annual expenses to be lower. On February 11, 2014, the Company also acquired the customer list of Loyalty Staffing Services, Inc. (see Note 6), which is expected to increase cash flows from operations. Management believes this will allow the Company to operate at profitable level in the future.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(Unaudited)

Furniture and equipment	$5,658	$5,658
Vehicles	63,612	63,612
	69,270	69,270

Less: accumulated depreciation	26,245	15,961

	$43,025	$53,309

Depreciation expense for the three months ended September 30, 2016 and 2015 amounted to $3,409 and $1,665, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 amounted to $10,284 and $4,995, respectively.

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

The Company was in dispute with the seller of Loyalty, Nancy Esteban, concerning the terms of the cash portion and note payable portion of the payout in the original transaction described above. The Company reached a settlement with Ms. Esteban on June 24, 2015. In connection with the settlement agreement, the parties agreed to reduce the total note payable portion of the purchase price from $500,000 to $425,000. Per the terms of the settlement agreement, the aggregate amount due of $425,000 is payable as follows; $125,000 is due upon signing of the agreement, and the remaining $300,000 is payable in 30 monthly installments of $10,000 starting in August 2015 through February 2018. The remaining balance due of this note payable amounted to $160,000 as of September 30, 2016 (see Note 9).

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

Amortization expense for intangible assets for the three months ended September 30, 2016 and 2015 amounted to $22,710 and $73,293, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 amounted to $68,130 and $219,880, respectively. Estimated future amortization of intangible assets, after taking into account the impairment loss of $640,733 described above, is as follows.

Year Ended
December 31,
2016 (remainder of)	$22,711
2017	90,841
2018	90,840
$204,392

7. ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(Unaudited)

Accrued payroll expenses	$1,171,285	$590,411
Other accrued operating expenses	101,193	185,056
Accrued interest	5,396	5,396
	$1,277,874	$780,863

8. NOTES RECEIVABLE – RELATED PARTY

The Company issued a series of unsecured notes receivables due from an officer of the Company totaling $97,418 as of September 30, 2016 and $98,918 as of December 31, 2015. Of the outstanding borrowings at September 30, 2016, $38,500 of the amounts bear interest at 6% per annum, and the remainder of the amounts are non-interest bearing. The amounts are due in 2018 at the following due dates; $31,918 is due March 31, 2018, $19,500 is due June 30, 2018, $7,500 is due September 30, 2018 and $38,500 is due December 31, 2018.

9. NOTES PAYABLE – ACQUISITION

Notes payable resulting from the acquisition of Loyalty consisted of the following.

	September 30,	December 31,
	2016	2015
	(Unaudited)

Settment Agreement Payable to seller - Payable in 30 monthly installments of $10,000 beginning August 15, 2015 through January 15, 2018. The amounts are non-interest bearing.	$160,000	$250,000
Discount on notes payable	(7,756)	(12,214)
Notes payable, net	152,244	237,786

Less: current portion of notes payable	112,244	107,786
Notes payable, net of curent portion	$40,000	$130,000

Expected future maturity of long-term debt is as follows for each of the years ended December 31.

Year Ended
December 31,

2016 (remainder of)	$30,000
2017	120,000
2018	10,000
$160,000

As the note payable from the acquisition of Loyalty has no stated interest, the Company has imputed total interest of $55,637 using a rate of 10% per annum, which represents the Company’s incremental borrowing rate for similar transactions. The discount is being amortized into interest expense using the straight line method, which approximates the interest method, over the maturity period of the note. During the three months ended September 30, 2016 and 2015, amortization of the discount amounted to $1,486 and $1,486, respectively. During the nine months ended September 30, 2016 and 2015, amortization of the discount amounted to $4,458 and $11,463, respectively. As of September 30, 2016, the note payable is presented net of a discount of $7,756.

10. CAR LOAN PAYABLE

In August 2015, the Company purchased a vehicle for business purposes for an aggregate price of $49,612. The Company financed $37,612 of the amount over 72 months at an interest rate of 13%. The balance outstanding as of September 30, 2016 amounted to $33,114.

Expected future maturity of the car loan payable is as follows for each of the years ended December 31.

December 31,

2016 (remainder of)	$1,509
2017	5,242
2018	5,972
2019	6,804
2020	7,751
Thereafter	5,836
Total	$33,114

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office location located in Phoenix, Arizona under an operating lease on a month-to-month basis at a monthly rate of $737. The Company leases its offices located in Santa Fe Springs, California, Torrance, California and Ontario, California under non-cancellable operating leases extending through December 2018.

The following summarizes the amounts due in future periods under non-cancellable operating leases.

Year Ended
December 31,

2016 (remainder of)	$14,838
2017	59,352
2018	33,676
Total	$107,866

Contingencies

The Company has determined it is eligible for reimbursement of certain costs under its workers’ compensation insurance policy that ran through May 2016. The Company is currently working with its insurance carrier to determine the final recovery amount. No amounts have been recorded in the accompanying financial statements related to the reimbursement as of September 30, 2016. The Company will record the reimbursement amount once the final amount is known and all contingencies have been resolved.

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

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015.

The following is a comparison of the results of operations for the Company for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change

Revenues	$7,594,648	$8,904,327	$(1,309,679)	-14.7%
Cost of revenues	6,913,670	7,910,070	(996,400)	-12.6%
Gross profit	680,978	994,257	(313,279)	-31.5%
General and administrative expenses	746,760	723,302	23,458	3.2%
Income (loss) from operations	(65,782)	270,955	(336,737)	-124.3%
Interest and other expense, net	(69,740)	(66,965)	(2,775)	4.1%
Income (loss) before income tax	(135,522)	203,990	(339,512)	-166.4%
Income tax expense	-	-	-	0.0%
Net income (loss)	$(135,522)	$203,990	$(339,512)	-166.4%

Revenues

Our revenues decreased by $1,309,679, or 14.7%, during the quarter ended September 30, 2016 as compared to the same period in 2015. The decrease in revenues is due primarily to certain large accounts that we ceased servicing in 2016 resulting from increased workers’ compensation costs which made them unprofitable to continue servicing.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers’ compensation insurance costs, decreased by $996,400, or 12.6%, during the quarter ended September 30, 2016 as compared to the same period in 2015. The decrease in cost of revenues is due to the decrease in revenues for the period. The percentage decrease in cost of revenues was lower than the percentage decrease in revenues primarily due to higher workers’ compensation insurance costs in 2016 as compared to 2015.

General and administrative expenses

Operating expenses increased by $23,458, or 3.2%, during the quarter ended September 30, 2016 as compared to the same period in 2015. The slight increase was primarily due to higher professional fees incurred during the quarter ended September 30, 2016 associated with outsourcing its human resource function to a professional employer organization, offset by lower amortization expense in the current year quarter.

Interest and Other Expenses

Interest and other expenses during the quarter ended September 30, 2016 included $69,740 of interest expense as compared to $66,965 compared to the same period in 2015. Interest expense was consistent due to consistent amounts of receivables being factored during the two quarters.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015.

The following is a comparison of the results of operations for the Company for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change

Revenues	$20,911,704	$21,770,957	$(859,253)	-3.9%
Cost of revenues	19,062,208	19,749,396	(687,188)	-3.5%
Gross profit	1,849,496	2,021,561	(172,065)	-8.5%
General and administrative expenses	2,143,329	1,876,634	266,695	14.2%
Income (loss) from operations	(293,833)	144,927	(438,760)	-302.7%
Gain on sale of property and equipment	-	5,292	(5,292)	-100.0%
Gain on settlement agreement	-	75,000	(75,000)	-100.0%
Interest and other expense, net	(204,357)	(181,420)	(22,937)	12.6%
Income (loss) before income tax	(498,190)	43,799	(541,989)	-1237.4%
Income tax expense	-	-	-	0.0%
Net income (loss)	$(498,190)	$43,799	$(541,989)	-1237.4%

Revenues

Our revenues decreased by $859,253 or 3.9%, during the nine months ended September 30, 2016 as compared to the same period in 2015. Overall, our revenues have decreased due to certain large accounts that we ceased servicing during the 2016 resulting from increased workers’ compensation costs which made them unprofitable to continue servicing.

Cost of revenues

Our cost of revenues, which represent primarily staffing salaries and workers’ compensation insurance costs, decreased by $687,188, or 3.5%, during the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease in cost of revenues is due to the decrease in revenues for the period. The percentage decrease in cost of revenues was generally consistent with the percentage increase in revenue for the period. During 2016, we outsourced our human resources and other employee management tasks to an outside professional employer organization. While this resulted in higher costs initially, we ultimately expect the arrangement to result in decreased costs and improved margins.

General and administrative expenses

Operating expenses increased by $266,695, or 14.2%, during the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was primarily related to increased payroll costs associated with additional headcount compared to the prior year, as well as administrative costs and professional fees associated with establishing the professional employer organization, offset partially by lower amortization expense in the current year.

Interest and Other Expenses

Interest and other expenses during the nine months ended September 30, 2016 included $204,357 of interest expense as compared to $181,420 compared to the same period in 2015. Interest expense was higher for the nine months ended September 30, 2016 primarily due to an increase in overall accounts receivables factored during the period.

Promissory Notes

The Company owes an aggregate total of $160,000 to the seller of Loyalty, which is non-interest bearing and due in 30 monthly payment installments of $10,000 commencing August 2015 through January 2018.

The Company has a loan payable outstanding for the purchase of a vehicle. The balance outstanding as of September 30, 2016 amounted to $33,114, which is payable in monthly installments of $756 at an interest rate of 13% per annum over 72 months through August 2021.

Capital Resources

As of September 30, 2016, we had cash of $90,924 and accounts receivable of $786,657. Our current assets of $877,581 were lower than our current liabilities of $1,465,399 by $587,818.

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

Net cash used in operating activities was $382,502 for the nine months ended September 30, 2016 compared to net cash used in operating activities of $21,707 for the same period in 2015. The significant change between the periods was primarily the result of our net loss during the nine months ended September 30, 2016 being $498,190, as compared to a net income of $43,799 during the same period in 2015.

Net cash provided by investing activities during the nine months ended September 30, 2016 was $1,500 from the collection of outstanding notes receivable, compared to cash used in investing activities of $51,530 during the same period in 2015, which represented payments for borrowings on related party notes receivable of $64,030 offset by $12,500 in proceeds from the sale of a vehicle.

We had net cash used in financing activities of $93,114 during the nine months ended September 30, 2016 resulting from the payments of $90,000 for the note payable due to the seller of Loyalty and $3,114 from the payment of our car loan payable. Cash used in financing activities during the nine months ended September 30, 2015 was $147,464, which primarily represented payments on the note payable due to the seller of Loyalty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Dated: November 21, 2016

